Form 10-K
period 2022-12-31
OHA Senior Private Lending Fund (U) LLC
filed 2023-03-17
CIK 1955010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10‑K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or
☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 814-01586

OHA SENIOR PRIVATE LENDING FUND (U) LLC
(Exact name of Registrant as specified in its Charter)

Delaware	13‑4077194
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 Vanderbilt, 16th Floor
New York, New York	10017
(Address of Principal Executive Offices)	(Zip Code)

(212) 326‑1500
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
As of March 16, 2023, there was no established public market for the registrant’s common shares of beneficial interest. There were 18,648,373 shares of the registrant’s common stock outstanding as of March 16, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
None.

OHA SENIOR PRIVATE LENDING FUND (U) LLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about OHA Senior Private Lending Fund (U) LLC (the “Fund”, “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “will,” “would,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Annual Report on Form 10-K are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed in Item 1A entitled “Risk Factors” in Part I of this Annual Report on Form 10-K and in Item 1A entitled “Risk Factors” in Part II of our subsequently filed Quarterly Reports on Form 10-Q or in other reports we may file with the Securities and Exchange Commission (the “SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the Coronavirus (“COVID-19”) pandemic; the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of inflation, increases in borrowing costs and a potential global recession; the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business and on the availability of equity and debt capital and our use of borrowed money to finance a portion of our investments; risks associated with possible disruption due to terrorism in our operations or the economy generally; the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine; and future changes in laws or regulations and conditions in our operating areas.

Any forward-looking statements included in this Annual Report on Form 10-K are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Annual Report on Form 10-K. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

You should understand that under Sections 27A(b)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.

Summary Risk Factors

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in this annual report.

Risks relating to our business and structure

•	We are a new company with a limited operating history and there is no assurance that we will achieve our investment objective.

•
We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

•	We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

•	Rising interest rates could make it more difficult for portfolio companies to make periodic payments on their loans.

•	We are subject to risks associated with the discontinuation of LIBOR, which will affect our cost of capital and net investment income.

•	We are dependent upon OHA Private Credit Advisors II, L.P. (the “Adviser”) for our success and upon its access to the investment professionals and partners and its affiliates.

•
Our business model depends to a significant extent upon strong referral relationships with sponsors and investing in companies backed by private equity sponsors. Any inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

•
We can provide no assurance that we will be able to replicate the historical results achieved by other entities managed or sponsored by members of the Adviser’s investment committee, or by the Adviser or its affiliates.

•	Our financial condition, results of operations and cash flows will depend on our ability to manage our business effectively.

•
There are significant potential conflicts of interest that could affect our investment returns, including related to obligations of the Adviser, in the valuation of investments and any arrangements with the Adviser.

•	We and the Adviser could be the target of litigation or regulatory investigations.

•	We are subject to certain risks related to our ability to qualify as a RIC and to related to regulations governing our operation as a business development company

•	Investors in our Shares may fail to fund their Capital Commitments (as defined below) when due.

•	We intend to finance our investments with borrowed money, which will accelerate and increase the potential for gain or loss on amounts invested and could increase the risk of investing in us.

•	We are subject to risks associated with any credit facility.

•	The Investment Period could be extended.

•
The majority of our portfolio investments will be recorded at fair value as determined by the Adviser as the Valuation Designee and, as a result, there could be uncertainty as to the value of our portfolio investments.

•	Our Board of Managers (the “Board”) could change our investment objective, operating policies and strategies without prior notice or Member approval.

•
The Fund may terminate the advisory agreement (the “Advisory Agreement”), without payment or penalty, upon 60 days written notice or the Administration Agreement, without payment of any penalty, upon 120 days’ written notice. We can provide no assurance that we could find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

•	We incur significant costs as a result of having securities registered under the Exchange Act.

Risks relating to our investments

•	Economic recessions or downturns could impair our portfolio companies and defaults by our portfolio companies will harm our operating results.

•	Our investments in debt, leveraged portfolio companies, private and middle-market portfolio companies are risky, and we could lose all or part of our investment.

•	We would be subject to risks if we are required to assume operation of portfolio companies upon default.

•	The lack of liquidity in our investments could adversely affect our business.

•
Price declines and illiquidity in the corporate debt markets could adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

•	Portfolio companies could prepay loans, which could reduce our yields if capital returned is not invested in transactions with equal or greater expected yields.

•	We are subject to credit and default risk and portfolio companies could be unable to repay or refinance outstanding principal on their loans at or prior to maturity.

•	We have not yet identified the portfolio company investments we will acquire.

•
Our portfolio could be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

•	We could hold the debt securities of leveraged companies that could, due to the significant volatility of such companies, enter into bankruptcy proceedings.

•	Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

•
Because we generally will not hold controlling equity interests in our portfolio companies, we generally will not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

•
Our portfolio companies could incur debt that ranks equally with, or senior to, our investments in such companies and such portfolio companies could fail to generate sufficient cash flow to service their debt obligations to us.

•	The disposition of our investments could result in contingent liabilities.

•
The Adviser’s liability is limited, and we have agreed to indemnify the Adviser against certain liabilities, which could lead the Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

•	We could be subject to risks to the extent we invest in non-U.S. companies.

•	We could be subject to risks if we engage in hedging transactions and could become subject to risks if we invest in foreign securities.

•	We could suffer losses from our equity investments.

•	We could be subject to lender liability claims with respect to our portfolio company investments.

Risks relating to our securities

•
There are restrictions on the ability of holders of our Shares to transfer Shares in excess of the restrictions typically associated with a private placement of securities, and these additional restrictions further limit the liquidity of an investment in our Shares.

•	Investing in our Shares could involve an above average degree of risk.

•	There is a risk that investors in our equity securities may not receive distributions or that our distributions will not grow over time and a portion of our distributions could be a return of capital.

PART I

Item 1.	Business

OHA Senior Private Lending Fund (U) LLC

We were formed as a Delaware limited liability company on June 27, 2022. We have entered into a subscription agreement (a “Subscription Agreement”) with one or more investors (each, a “Member”) providing for the private placement of the Fund’s limited liability company interests (the “Shares”). We are an externally managed, closed-end, diversified management investment company that elected to be regulated as a business development company on December 2, 2022 under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, beginning with our fiscal year ending December 31, 2022. We were formed to make investments and generate returns in the form of current income and long-term capital appreciation.

The Fund will seek to achieve attractive risk-adjusted returns by investing primarily in the non-investment grade credit markets in North America and Europe, with a primary focus on direct lending in the United States. The Fund will target investments in well-established, larger companies generally with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $75 million or greater (“Larger Borrowers”), consistent with OHA’s investment history and proven investment process. We believe that credit profiles of Larger Borrowers generally benefit from greater business diversification, stronger market positions, experienced management teams and a greater ability to navigate challenging markets.

Subject to any restrictions imposed under the 1940 Act (as defined below), any related RIC asset diversification requirements and any guidelines and limitations set forth herein, the Fund’s investments are expected to primarily consist of senior secured first lien loans and unitranche loans, but may include second lien loans or other assets. The Fund will seek target position sizes of 2% to 5% of NAV and seek to allocate (a) greater than or equal to 80% of NAV to first lien and unitranche loans and (b) less than or equal to 20% of NAV to second lien loans. The Fund’s investment mandate will be structured so as to allow for co-investment across OHA’s entire platform, based on existing SEC exemptive relief under Rule 17d-1 under the 1940 Act and any additional SEC exemptive relief obtained in the future.

As a business development company (“BDC”), at least 70% of our assets must be the type of “qualifying” assets listed in Section 55(a) of the 1940 Act, as described herein, which are generally privately-offered securities issued by U.S. private or thinly-traded companies. We may also invest up to 30% of our portfolio in “non-qualifying” portfolio investments, such as investments in non-U.S. companies.

Finite Life/Term

The Fund will have a finite life. The term of the Fund will end, and the Fund will commence winding up, on the fifth (5th) anniversary of the last calendar day of the Investment Period (as defined below) (including any extensions of such Investment Period), unless extended for up to two (2) consecutive one (1) year periods, in each case, as approved by both the Board and Members holding a majority of the outstanding Shares.

Closings

The Fund will hold one or more closings at which it will accept capital commitments to purchase Shares from investors (“Capital Commitments”). The first closing date (the “Initial Closing Date”) occurred on December 16, 2022. Additional closings are expected to occur from time to time as determined by the Fund (each, a “Subsequent Closing”). The Fund may solicit subscriptions for additional Capital Commitments for a period of 12 months from the Initial Closing Date (the “Offering Period”).  The Offering Period maybe extended by the Board as it may deem appropriate.

If the Fund enters into a Subscription Agreement with one or more investors after the initial capital drawdown from investors (the “Initial Drawdown” and the date on which the Initial Drawdown occurs, the “Initial Drawdown Date”), each such investor will be required to make purchases of Shares (each, a “Catch-up Purchase”) on one or more dates to be determined by the Fund. The aggregate purchase price of the Catch-up Purchases will be equal to an amount necessary to ensure that, upon payment of the aggregate purchase price, such investor will have contributed the same percentage of its Capital Commitment to us as all investors whose subscriptions were accepted at previous closings. Catch-up Purchases will be made at a per-share price as determined by the Fund, which price will be determined prior to the issuance of such Shares and in accordance with the limitations under Section 23 of the 1940 Act. In order to more fairly allocate organizational and other expenses among all of our shareholders, investors subscribing after the Initial Drawdown will be required to pay a price per share above net asset value reflecting a variety of factors, including, without limitation, the total amount of our organizational and other expenses amortized and/or incurred between the date of the Initial Drawdown and the relevant subsequent capital drawdown. See “Subscriptions and Drawdowns” under “Financial Condition, Liquidity, and Capital Resources” below for further details.

In addition to all legal remedies available to the Fund, failure by an investor to purchase additional Shares when capital is called in respect of an investor’s Capital Commitment will (following a cure period of five (5) business days) result in that investor being subject to certain default provisions set forth in the LLC Agreement. Defaulting investors may also forfeit their right to participate in purchasing additional Shares on any future drawdown date or otherwise participate in any future investments in Shares.

Investment Period

The investment period of the Fund (the “Investment Period”) will commence on the settlement date of the Fund’s initial investment and end on the third-anniversary thereof; provided, however, that the Investment Period may be extended by up to an additional two (2) consecutive one-year periods, each subject to the approval of a majority of the outstanding Shares. Members have the right to terminate the Investment Period and, in certain circumstances, dissolve the Fund, as a result of a Cause Event. “Cause Event” shall mean a determination by a court of competent jurisdiction that the Fund, the Adviser, the Administrator, any Manager or any Key Person has committed (i) fraud, (ii) willful misconduct, gross negligence or breach of contract in connection with the performance of its duties under the terms of the Advisory Agreement or the Administration Agreement, (iii) an “investment-related” (as such term is defined for purposes of Form ADV) felony within the United States or (iv) a violation of U.S. federal or state securities laws, which, in the case of each of clause (i), (ii), (iii) or (iv), is in connection with its activities relating to the Fund and has a material adverse effect on the business of the Fund.  The Investment Period may also be suspended or terminate early if a “Key Person Event”, as defined in the Limited Liability Company Agreement of the Fund (as amended or restated from time to time, the “LLC Agreement”) occurs and is not cured. The Fund has discretion as to when it calls capital from Members during the Investment Period (and under certain limited circumstances thereafter). As a result, assuming the Investment Period ends on January 4, 2026, the Fund’s term would end on January 4, 2031 (assuming no extension of the term).

Our Adviser

The Adviser serves as the external investment manager and provides officers of the Fund, including the Chief Executive Officer and the Chief Financial Officer. The Adviser is and will be subject to (i) the Investment Advisers Act of 1940, as amended (the "Advisers Act"), (ii) Fund compliance program procedures and reporting requirements to the Fund board and the Fund’s Chief Compliance Officer, and (iii) Section 15 of the 1940 Act. The Adviser is a wholly owned subsidiary of OHA.

The Administrator

The Adviser serves as the administrator of the Fund and manages all fund-level reporting and oversee Fund administrative services. Some of these functions have been outsourced to a third-party sub-administrator. State Street Bank and Trust Company serves as the sub-administrator of the Fund. Subject to Fund board oversight, the valuation process of portfolio investments will be handled by the Adviser. It is intended that the Adviser’s existing valuation procedures will serve as a foundation for the Fund valuation process as applied to the Fund portfolio investments. The Board will supervise the valuation process in accordance with the requirements of Rule 2a-5 under the 1940 Act.

Market Opportunity

OHA believes that dramatic changes in financing markets, combined with the compelling attributes of private credit for both borrowers and investors, are creating a highly attractive and growing investment opportunity. The dynamics described below have culminated in a growing opportunity to provide private debt financing to Larger Borrowers, who historically had relied on the liquid, or broadly syndicated, loan market but are now increasingly accessing the benefits of private financing solutions. We believe that OHA is well-positioned to capitalize on this growth given its consistent historical focus on Larger Borrowers, experience investing through numerous market cycles over more than 30 years and other competitive advantages.

•
Changes in Financing Markets are Driving Growth in Private Lending. Secular changes largely set in motion by regulatory response to the global financial crisis of 2008-2009 have led to market supply / demand dynamics that have resulted in borrowers and private equity sponsors increasingly accessing the benefits of private financings. Increased regulation, industry consolidation, and general risk aversion have caused traditional banks to retreat from lending markets. As of December 31, 2022, banks made up approximately 24% of the traditional U.S. lending market, compared to the 30% share of the market they maintained in 2004. While bank retrenchment created a financing void, demand for capital continues to grow, evidenced by elevated private equity deal activity and “dry powder” (i.e., uncalled capital commitments), as well as M&A financing needs more broadly. The supply / demand imbalance has created an opportunity for providers of private lending solutions, like OHA, to step in and directly originate financing solutions with attractive terms for investors. Capital available for private lending has grown accordingly causing the private lending market to develop in a large and viable alternative source of financing.

•
Changes in Corporate Borrower Behavior. With this backdrop, corporate borrowers also increasingly seek the advantages of private lending solutions, compared to traditional lending markets. These benefits include greater structuring flexibility, transaction privacy, certainty of pricing and terms, speed of execution and smaller, more manageable lender groups. In recent years, this growth has been particularly pronounced among larger companies and their sponsors seeking customized financing solutions unavailable in traditional financing markets. These borrowers often favor engagement with select trusted lending partners, like OHA, to address their ongoing and often complex financing needs with streamlined private solutions irrespective of market environment. OHA believes that as companies and private equity sponsors become more aware of the depth in the private debt space that has been created by scaled providers, like OHA, they will increasingly weigh this option against public market alternatives for larger companies. OHA believes that its integrated investment activities and engagement with borrowers as a “one-stop” shop across public and private market financing needs position it to capitalize on these evolving borrower behaviors.

•
Strength of Private Credit During Volatile Market Environments. Periods of market volatility, such as the dislocation caused by the COVID-19 pandemic and the increased market turbulence and uncertain economic backdrop in 2022, appear to accentuate the advantages of private credit and reinforce the secular trends that drive the growth of the asset class. The availability of capital in the liquid credit market is highly sensitive to market conditions and often becomes constrained during more volatile market environments. This is a consequence of liquid or syndicated loan new issuance relying to a large extent on the creation of CLOs, retail fund flows and other technical forces as banks retrenched from traditional lending markets. Private lending, in contrast, has proven to be a stable and reliable source of capital through periods of volatility, which often expands the opportunity set for private financing. These dynamics are expected to position the Fund to secure favorable pricing and rigorous structural protection to drive value for Fund investors. Moreover, OHA believes that both normally functioning and challenged market environments have the potential to offer attractive private lending opportunities.

•
Privately Originated, Senior Secured Loans Offer Attractive Investment Characteristics. As the market landscape has evolved over the past several years, investors continue to search for asset classes with defensive characteristics that also produce high, current income. While there is inherent risk in investing in any security, senior secured debt is at the top of the capital structure and thus has priority claims in payment among an issuer’s security holders (i.e., senior secured debt holder are due to receive payment before junior creditors and equity holders). These investments are secured by the issuer’s assets and often include restrictive covenants for the purpose of investor protections. Additionally, private credit investments will generally offer higher coupons and total return potential than what is available in the liquid credit markets, primarily due to illiquidity and complexity premia. Senior secured loans also generally consist of floating rate cash interest coupons, which OHA believes can be another attractive return attribute in a rising interest rate environment.

OHA views these changes as long-lasting and the continued market evolution as highly complementary with its differentiated investment capabilities and historical investment process. OHA, therefore, believes that it is well-positioned to continue to capitalize on the growing opportunity to generate attractive risk-adjusted returns from private lending to Larger Borrowers.

OHA’s Differentiated Positioning to Capitalize on Opportunity

OHA believes that it is well-positioned to continue to capitalize on the growing opportunity to generate attractive risk-adjusted returns from private lending to Larger Borrowers. OHA believes that the Fund’s investment strategy represents a differentiated approach to private credit investing. More specifically, OHA believes that the following characteristics distinguish the Fund as a compelling investment opportunity.

•
Deep Credit Investment Experience: OHA has been a credit specialist for more than 30 years. Over that time, it has invested in thousands of companies, accumulating an extensive “library of knowledge” that it believes offers differentiated views on issuers, industries and markets. OHA has also developed deep strategic relationships and robust networks with management teams and private equity sponsors, with a focus on larger companies that are increasingly seeking private credit solutions. OHA believes these historical relationships will remain significant drivers of its private credit investment deal flow.

•
Significant Private Credit Investment Expertise: OHA has a long history of private credit investing starting in 2002 that has been tested through several credit cycles. OHA believes that this experience demonstrates its ability to generate attractive risk-adjusted returns with an emphasis on downside protection from private lending. OHA manages numerous investment programs that focus on senior secured corporate private credit investments primarily in North America and Europe. These investment programs seek to capitalize on OHA’s significant and successful history investing in private first lien and unitranche financings, as well as second lien loans and other corporate secured debt. These client solutions include other pooled investment vehicles and single investor mandates structured to solve the various objectives and requirements of OHA’s global investor base. Further, these investment programs and OHA’s broader investment platform provide significant capacity to drive and commit to private financing solutions in scale.

•
Highly Experienced Team: The Fund benefits from the full capabilities of OHA’s more than 100 investment professionals globally, under the leadership of the Fund’s Investment Committee. The members of the Investment Committee have worked at OHA for over 20 years on average and have navigated and capitalized on numerous market cycles. Further, the deep continuity of OHA’s senior team has helped institutionalize a highly disciplined investment process. OHA believes that the consistency of this process has contributed to the consistency of its investment results across its corporate credit strategies. This robust process harnesses the complementary skillsets of industry, asset-class, transaction, documentation and workout specialists to enhance sourcing, due diligence, structuring and ongoing monitoring of investments. OHA further believes that the continuity of its team and execution of its time-tested investment process should position it to source and execute on highly attractive opportunities, often on a proprietary basis, on behalf of Fund investors. See “Portfolio Management” for a more detailed discussion.

•
Industry-Specialist Investment Team Model: A central component of the Adviser’s and OHA’s investment process is deep and experienced industry-focused investment teams. These teams are typically comprised of three to six professionals and are charged with having a deep understanding of all relevant companies in their sectors. OHA believes that the depth of their expertise meaningfully enhances all aspects of its investment process, contributing to attractive returns with minimal credit losses over time. OHA believes that sponsors and management teams view its industry teams as possessing differentiated perspectives on industry and company-specific matters, deal structures, pricing and other important transaction dynamics. OHA believes this facilitates early discussions with such sponsors and companies, which OHA believes enables OHA to drive key deal terms, access greater size in transactions and, in certain cases, achieve more favorable economics. A deep understanding of industries and companies also positions OHA to suggest proactively creative financing solutions that can drive significant potential value for borrowers, private equity sponsors and, in turn, the Fund’s investors. Finally, OHA believes that its sector knowledge also meaningfully enhances the quality of its due diligence. OHA often has a prior relationship with a corporate borrower or its management team, deep knowledge of its competitors and/or ongoing dialogue with key customers, suppliers, industry consultants and other contacts that can offer differentiated perspectives.

•
Scaled, “One-stop Shop”: OHA believes that the size and breadth of its $57 billion platform solving diverse, often complex financing needs of corporate borrowers across both private and liquid markets is a distinct sourcing advantage. The resulting frequent dialogue and active engagement contribute to proprietary deal flow with significant repeat lender roles for OHA. These capabilities help maximize the number of opportunities that OHA sources which it considers critical given the highly selective nature of its investment process. OHA’s industry teams are responsible for investments in the private and liquid credit markets, which includes working closely with the Firm’s private credit specialists. This framework allows the relevant investment professional to serve as a single point of contact for a borrower that can deliver OHA’s scale and flexible solutions across the range of the corporate borrower’s financing needs over time. In many cases, OHA believes that management teams and sponsors do not know which financing solution will ultimately prove optimal and/or actionable as they assess their options. OHA can seamlessly partner across a full range of private, liquid or hybrid liquid/private solutions, positioning it to be a true partner of choice that can customize the best credit solution, regardless of the structure or complexity. In turn, OHA believes that it is viewed as a trusted, creative and thoughtful long-term lending partner, strongly positioning it when sponsors and management teams seek partners for proprietary financings or when assembling a small lending group. OHA’s flexibility on structure, combined with size to drive transactions, enable it to be a “one-stop shop” which is particularly relevant for Larger Borrowers who access both private and syndicated markets.

•
Transaction Leadership: OHA has demonstrated experience leading private credit transactions which it attributes to the competitive advantages described above. OHA’s scale, company- and sector-specific insights, underwriting strength, and structuring expertise position it to engage in complex situations and deliver customized financing solutions that address the unique financing needs of corporate borrowers. Since 2018, OHA has held a leadership position in the vast majority of its private lending investments. Being a sole or primary lender in size fosters and enhances a partnership mentality with the corporate borrower that is differentiated from traditional lending relationships. OHA believes that its ability to lead transactions is a potential source of incremental return as it allows OHA to influence deal terms and structures to the benefit of the Fund.

•
Larger Borrower Focus: OHA typically focuses on investments in companies with EBITDA of $75 million or greater, which has been a consistent aspect of OHA’s investment process throughout its history. OHA believes this focus and positioning to work with Larger Borrowers benefits the Fund in several ways. OHA believes that credit profiles of Larger Borrowers generally benefit from greater business diversification, stronger market positions, experienced management teams and a greater ability to navigate challenging markets. At the same time, many larger companies have complex financing needs to which OHA’s capabilities and solutions are well suited. In addition, OHA believes that fewer capital providers possess the required scale to effectively operate in this segment of the private credit market. In turn, scaled private lending platforms, like OHA, focused on Larger Borrowers currently face less competition than in the market for smaller companies. In particular, OHA observes that demand for private unitranche financings from Larger Borrowers continues to grow significantly, presenting OHA with many attractive investment opportunities in these well-structured facilities. OHA believes that this expanding universe of borrowers offers opportunities to secure more favorable pricing and rigorous structural protections on behalf of investors relative to the public markets where Larger Borrowers historically addressed their financing needs.

•
Downside Protection: OHA believes that a key driver of success in private credit investing is the ability to limit credit mistakes and preserve capital. Accordingly, a focus on downside protection has been a core tenet of the Firm’s investment process since inception. This time-tested approach employs a highly disciplined bottom-up, “private equity-style” due diligence process, combined with rigorous transaction structuring to mitigate risk. OHA’s extensive structuring expertise and flexibility combined with its trusted financing partner relationships position it to negotiate highly structured financing solutions that address the unique risks presented by a borrower. OHA believes that this focus on downside protection is evidenced by the low losses across its corporate credit strategies, historically including its private lending strategies. Most recently, OHA believes that its resilience through the COVID-19 pandemic reflects OHA’s underwriting rigor and focus on downside protection.

•
Significant Workout and Restructuring Expertise: OHA believes that the expertise gained as a leading distressed investor since 1990 offers a competitive advantage in the execution of its private credit strategy. Since 1990, OHA has made approximately $20 billion in distressed investments. OHA seeks to capitalize on this capability when evaluating and structuring private credit investments to ensure that the transaction documentation offers protection across a broad range of outcomes. OHA believes its expertise as a distressed investor also enhances its ability to move with conviction to seize on opportunities resulting from market volatility in its performing investment activities, including private credit. OHA believes that its distressed investment expertise also provides it with a distinct advantage monitoring and managing investments. Should one of OHA’s performing credit investments encounter difficulty, the relevant industry team will leverage OHA’s extensive workout capabilities. The distressed team will work with the industry team to re-evaluate the company and capital structure from a distressed investing perspective and implement a strategy to optimize results.

Investment Strategies

Our investment objective is to generate attractive risk-adjusted returns, predominately in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation, with a focus on downside protection. The Fund will invest in a diversified portfolio of primarily senior secured, privately originated floating rate loans to well-established companies in North America and Europe. The Fund seeks to offer investors an all-weather investment solution positioned to generate premium yields and capture investment opportunities through different market environments, including periods of market volatility and rising interest rates.

The Fund seeks to capitalize on the deep expertise and extensive relationships with management teams and key market participants that OHA has developed over more than 30 years as a credit specialist to generate attractive risk-adjusted returns providing private financing solutions. OHA believes that transformative change in financing markets is driving dramatic growth in private credit, particularly for Larger Borrowers. OHA believes it is well-positioned to continue capitalizing on this evolution. Since its inception, OHA has developed deep knowledge across the credit markets at the industry and company level, as well as deep relationships with management teams, private equity sponsors and other key industry participants, all of which it seeks to harness for the benefit of Fund investors. OHA believes it is one of the few investment managers with the scale, depth of expertise, flexible capital and experience driving transactions and structuring complex solutions to be a financing partner of choice for Larger Borrowers seeking private solutions. Due to OHA’s deep expertise and extensive relationships developed throughout the industry, it is often the lead lender or part of a small group of lenders in a transaction. OHA is also well-positioned to mitigate downside risk by leveraging its world-class workout and restructuring expertise, developed as a leading distressed investor since the early 1990s, to optimize outcomes should an investment become challenged.

As mentioned, our investment strategy will focus primarily on directly originated and customized private financing solutions for larger companies. We generally define larger companies as companies with more than $75 million in EBITDA, as may be adjusted for market disruptions, mergers and acquisitions related charges and synergies, and other items. OHA believes its flexible, highly opportunistic approach positions the Fund to capitalize on a broad range of deal types including, but not limited to, acquisition-related financings, refinancing, recapitalizations, and other opportunistic solutions across a range of market environments. OHA believes that this approach best positions the Fund to identify attractive investments while remaining highly selective, with a central focus on loss avoidance.  While most of our investments will be in U.S. companies, from time to time, we also expect to invest in European and other non-U.S. companies. Our portfolio may also include equity interests such as common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. Under normal circumstances  -- any such investments would be in the 30 % non-qualifying portfolio, we will not, however, invest in public equity except in connection with a restructuring, recapitalization, refinancing or similar transaction, and/or if the public equity is attached to a debt investment. Most of the debt instruments we invest in are unrated or rated below investment grade, which is often an indication of size, creditworthiness and speculative nature relative to the capacity of the borrower to pay interest and principal. Generally, if our unrated investments were rated, they would be rated below investment grade. These securities, which are often referred to as “junk” or “high yield”, have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and are typically not readily traded.

Given the Fund’s focus on senior secured private lending and the expected illiquidity of the assets, the Adviser anticipates the majority of the Fund’s investments will either be held to maturity or until refinancing of the debt. As a result, the average holding period will vary, but based on the Adviser’s historical private lending investments, the average holding period has been approximately three (3) years. However, the Adviser’s private lending investments are typically issued with contractual maturities of six (6) to eight (8) years. The Adviser expects the vast majority of the Fund’s portfolio to be floating rate.

The Fund will seek target position sizes of 2% to 5% of NAV and seek to allocate (a) greater than or equal to 80% of NAV to first lien and unitranche loans and (b) less than or equal to 20% of NAV to second lien loans. The Fund’s investment mandate will be structured so as to allow for co-investment across OHA’s entire platform, based on existing SEC exemptive relief under Rule 17d-1 under the 1940 Act and any additional SEC exemptive relief obtained in the future. The Fund will also abide by the following incurrence-based investment guidelines:

•	Single Issuer Limitation: 15% of NAV
•	Geographical Limitations (based on NAV):
o	U.S.-based issuer: > 80%
o	Non-U.S.-based issuer: < 20%

We may, but are not required to, enter into derivative agreements to hedge against interest rate and currency risks. These hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of futures, options and forward contracts. We will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful.  We will not enter into derivative transactions other than the hedging transactions noted above.

The Fund will not invest in pooled investment vehicles, other than special purpose entities or special purpose vehicles and similar constructs employed for deal-related structuring, tax, legal or regulatory purposes.  The Fund may originate and/or purchase certain debt assets, including ancillary equity assets through the use of one or more wholly-owned or controlled subsidiaries. These subsidiaries will be consolidated with the Fund for financial reporting and 1940 Act purposes. The Fund complies with the provisions of the 1940 Act governing capital structure and leverage (Section 61) on an aggregate basis with these subsidiaries so that the Fund treats the subsidiaries’ debt as its own for purposes of Section 18 of the 1940 Act. Any investment adviser to a subsidiary complies with the provisions of the 1940 Act relating to investment advisory contracts (Section 15) as if it were an investment adviser to the Fund under Section 2(a)(20) of the 1940 Act. Any investment advisory agreement between a subsidiary and its investment adviser is a material contract that should be included as an exhibit to the Registration Statement. If the same person is the adviser to both the Fund and its subsidiary, then, for purposes of complying with Section 15(c), the reviews of the Fund’s and the subsidiary’s investment advisory agreements may be combined. A subsidiary complies with provisions of the 1940 Act relating to affiliated transactions and custody (Section 57) and the Fund’s custodian will serve as the custodian for each wholly-owned or controlled subsidiary.

As a BDC, at least 70% of our assets must be the type of “qualifying” assets listed in Section 55(a) of the 1940 Act, as described herein, which are generally privately-offered securities issued by U.S. private or thinly-traded companies. We may also invest up to 30% of our portfolio in “non-qualifying” portfolio investments, such as investments in non-U.S. companies.

The Fund will primarily invest in directly originated and customized financing solutions through the primary market, however, it is able to utilize the secondary market when appropriate. A long-established history of investing in both primary and secondary credit markets affords OHA the flexibility to pursue attractive risk-adjusted returns in a variety of market conditions. Additionally, while the Fund’s primary investments in directly originated and customized financing solutions cannot be readily liquidated, the Fund intends to generally maintain, under normal circumstances, an allocation to broadly syndicated loans and other liquid investments through the secondary market. An allocation to such instruments will be utilized to provide liquidity for share repurchases.  The Fund may also invest in original issue discount (“OID”) securities and payment-in-kind (“PIK”) instruments and the accretion of OID or PIK interest income constitutes a portion of the Fund’s income. The Fund will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash.

The Fund will not engage in hostile transactions, except in the event of workouts, restructuring and similar insolvency proceedings and transactions or to otherwise protect an existing investment in the case of an extraordinary event.

We expect to pay quarterly distributions commencing with the first full calendar quarter after the Initial Closing Date. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

We intend to obtain a subscription facility to meet our short-term capital needs (a “Subscription Facility”). Such Subscription Facility will be in an amount not exceeding 20% of our total Capital Commitments and may be secured by a pledge of the investors’ unfunded Capital Commitments. Investors may be required to confirm the terms of their Capital Commitments to the lender, to honor capital calls made by the lender, to provide financial information to the lender and to execute other documents in connection with obtaining such Subscription Facility. The Fund will not employ leverage, other than through the Subscription Facility, without both Board approval and approval of holders of a majority of the Fund’s outstanding Shares.

Investment Selection

The Adviser implements its strategy through a highly disciplined and consistent investment process that OHA believes has contributed significantly to its strong performance over time. The key features of this process have been tested through multiple cycles since the Firm’s inception. These features include a deep, fundamental “private equity-style” due diligence process and a focus on loss avoidance and risk-adjusted returns. The investment process leverages the vast library of knowledge that the Firm has gained investing in thousands of companies since the early 1990s. In addition, across its platform, the Firm generally will have investments in several hundred companies at any given time. OHA believes that the strong integration of its investment team positions its investment process to benefit significantly from the vast amount of information gleaned on the broader economy, financial markets and at the industry and company level across the platform. These insights are regularly shared between industry teams, portfolio managers and product specialists through frequent dialogue and collaboration leading to a diversity of perspective from all areas of the Firm. The Fund’s investment process will leverage OHA’s over 100-person investment team across the U.S. and Europe.  OHA believes that the consistency of its process and the depth and experience of its investment team position it to build a diversified portfolio of private credit investments that generate attractive income-oriented returns with downside protection for the Fund.

Sourcing: OHA believes that it has developed a strong sourcing network over its more than 30 years as a credit market specialist in the U.S. and Europe, which enhances its ability to generate a wide range of differentiated investment ideas. The Firm has developed deep strategic relationships partnering with private equity sponsors, company management teams, bankers, attorneys, consultants, restructuring advisors and other key industry participants. OHA believes that having a broad sourcing strategy that focuses on direct origination from sponsors and management teams, as well as working with banks, advisors and other market participants positions the Fund to source the greatest number of potentially attractive investments. This robust and diversified deal flow is particularly important given OHA’s highly selective investment process and focus on risk-adjusted returns. Moreover, OHA believes that it has proven, and is viewed, to be a creative and thoughtful partner that can work quickly and constructively to meet the needs of its counterparties.

OHA believes that the integration of its liquid and private credit investment strategies into a $57 billion credit specialist platform solving diverse, often complex financing needs across these markets is a distinct sourcing advantage. Notably, the scale of OHA’s firm-wide investment activities creates a high volume and frequency of engagement with sponsors, borrowers and other partners and counterparties. This framework continuously enriches knowledge of issuers, sponsors and their strategic and financing objectives across the OHA platform which drives private lending deal flow. For example, at any given time, OHA may be in dialogue with a sponsor on a private new issue transaction, a syndicated new issue transaction and a stressed or distressed investment that the Firm acquired in the secondary market. That dialogue may be focused on existing portfolio companies, potential new buy-out or M&A opportunities. OHA believes that this frequency of dialogue not only enhances its relationships, but also positions it to engage early when the next financing opportunity arises.

OHA further believes that its industry-specialist investment model facilitates the working relationship and optimizes connectivity between market participants and OHA, further enhancing deal flow and proprietary sourcing. A private equity sponsor does not need to contact a separate team at OHA or be concerned that the Firm may not have the appropriate capital to participate. The Firm’s integrated model fosters a highly efficient and consistent process for counterparties. For example, as the financing strategy evolves for a company, a transaction can shift from the liquid to private markets or from a second lien loan to a streamlined unitranche solution, and OHA believes that it can drive and transition nimbly with the opportunity toward the ultimate outcome. Given these dynamics, OHA believes that it has developed particularly strong relationships with the more active sponsors and transaction partners who work on larger transactions, which will be the focus of the Fund. Overall, OHA believes it is positioned to see both a large number of opportunities and a broad range of investment types across the capital structure.

Screening: A critical component of the investment process is screening to determine which opportunities will advance to the full due diligence process. Given the large number of potential opportunities that OHA expects to source for the Fund and the highly rigorous nature of its credit process, initial investment screening is highly selective. The screening process, which typically will include one or more members of the Investment Committee and the relevant industry team, will seek to ensure appropriate prioritization of Fund opportunities and resources. At this initial phase, the relevant team members will assess the likelihood that the opportunity may meet the Fund’s return objectives while offering appropriate downside protection. OHA believes its industry-expertise and deep “library of knowledge” across companies and capital structures is particularly helpful in assessing opportunities.

OHA emphasizes sectors it believes to be recession-resistant and in which it has significant experience by virtue of its industry specialization. OHA seeks to concentrate its investments in market leading businesses or unique assets and typically focuses on significant asset collateralization, protection through seniority in the capital structure, the quality of transaction documentation, attractive creation multiples and/or a current yield component. OHA believes its expertise across the capital structure also enhances its ability to assess relative value, price risk and, in turn, prioritize opportunities that meet OHA’s standards for full underwriting.

Credit Underwriting: Opportunities that screen positively for OHA’s investment criteria proceed to the rigorous due diligence process by which OHA “surrounds” the credit with its full capabilities and resources. As noted, OHA’s relevant industry team typically leads the analysis, leveraging its extensive knowledge and other teams as relevant.

Each industry team focuses on understanding the full competitive landscape of their sector, regulatory considerations, key performance drivers and other industry-specific risks and opportunities. They maintain relationships with management teams, sponsors and other relevant constituents, including customers, suppliers, industry consultants, bankers and rating agencies. Active dialogue with companies and industry participants allows OHA to better understand the drivers of a company’s success, risks, strategy, culture and management team dynamics, which OHA believes leads to a better assessment of a company’s long-term business prospects and value. OHA seeks to engage with management teams prior to making an investment and on a regular basis thereafter as part of its investment process. Sustainability matters are discussed and, if relevant, pursued with the company with the purpose of contributing to positive change.

Credit underwriting leverages OHA’s “private-equity-style” due diligence process based on deep fundamental research. This process benefits from OHA’s frequently advantaged access to borrowers and sponsors from its experience and reputation as a trusted financing partner and incumbent, or repeat, lender to companies in private and public markets. The continuity and depth of OHA’s industry coverage also often offers opportunities to leverage proprietary insights from underwriting and investing in competitors and companies in the same industry ecosystem. Dedicated private credit investment professionals with primary responsibility for maintaining external relationships augments each industry team’s ability to engage with sponsors and other transaction partners. The underwriting process seeks to be both quantitatively rigorous and qualitatively strong. It is highly iterative, with frequent conversations between the industry and portfolio management teams. Credit underwriting typically entails business analysis, capital structure analysis and valuation analysis, among other workflows. Business analysis typically involves a comprehensive fundamental evaluation of a company, including historical and projected financial modeling. Capital structure analysis evaluates the terms and structure of a company’s debt and equity securities relative to the company’s business risk. Valuation analysis considers the enterprise value of a company in both the public and private markets. In addition, OHA conducts in-depth analysis of underlying assets and their impact to potential loss scenarios as it consistently emphasizes loss avoidance and downside protection. OHA further believes that its due diligence process across all asset types is enhanced by the use of various proprietary analytic tools that it has developed over time.

Detailed written reports will typically steer the discussions between the investment team and the Investment Committee members. These reports are used to evaluate an investment’s merits and concerns and, if relevant, will include an analysis of environmental, social and governance (ESG) factors. These discussions are critical to the decision to make an investment, or to redirect the diligence process to areas that warrant further evaluation. In most cases, an extensive financial model is constructed to test how cash flows vary under different business scenarios, enriching OHA’s understanding of business strengths, weaknesses and performance outlook for the company and financing options. The process is iterative with the model output prompting further research into the company’s business and market and with the results of that research driving refinements to the model. Moreover, OHA believes that its existing deep industry and company knowledge combined with its rigorous process and often advantaged engagement with borrowers and sponsors enable due diligence that is proprietary and differentiated relative to its peers.

Investment decisions for the Fund will be made by its Investment Committee. In reaching their decisions, the Investment Committee members will seek to draw upon all relevant expertise developed throughout their careers and across the Firm for any given investment, with primary input coming from industry team members, asset class specialists and other OHA portfolio managers. The Fund maintains a restricted list (the “Restricted List”) of companies that it does not intend to invest in. This Restricted List will be updated from time to time, but is not anticipated to be updated more than once per year. The Restricted List will be made available to any Member of the Fund upon reasonable request.

Structuring/Execution: OHA believes its scale, integrated approach, structuring expertise and flexibility across capital structures position it to move quickly and drive transaction processes and optimal outcomes for all parties. In many cases, OHA has accumulated information on a specific company or investment opportunity over multiple years prior to making an investment, positioning it to execute more quickly than other potential financing providers. OHA typically works with lender groups that are small and seeks true partnerships between the lenders and sponsors and management teams, reinforcing its ability to drive transaction processes. OHA believes that its demonstrated ability to lead transactions is a potential source of incremental return as it allows OHA to influence deal terms and structures to the benefit of the Fund. OHA further believes that benefits of its private solutions to borrowers, including process and customization advantages, better position it to structure legal documentation with covenants and other forms of downside protection in addition to negotiating attractive pricing. OHA’s breadth and expertise also often enable it to offer multiple financing solutions increasing the opportunity to develop a structure that satisfies borrower objectives and OHA’s return and downside protection priorities.

OHA is actively involved in structuring and negotiates pricing, covenants and other terms directly with the sponsor and/or company. Industry teams work alongside our highly experienced and dedicated in-house documentation experts to ensure we are securing the protections we require for completed investments. Every investment memorandum contains a detailed covenant analysis which is discussed in depth with the Investment Committee. If the team is unable to negotiate changes to weaker documentation relative to OHA’s high standard, OHA often declines the investment opportunity on that basis.

Monitoring/Management: Once an investment is made, OHA continuously monitors the activities and the financial condition of each portfolio company with the consistent analytical rigor of its credit underwriting process to proactively manage risk and optimize investment results. The monitoring process benefits from OHA’s industry-specialist model as the same team that underwrote the investment monitors it until exited, which OHA believes leads to greater connectivity with the borrowers, advantaged access to company information, increased accountability and enhanced ability to anticipate and manage borrower challenges. Maintaining team consistency between the underwriting and post-investment phases ensures seamless monitoring of a company. The industry-specialist team is responsible for staying abreast of all news flow and keeping the portfolio managers informed of all relevant and material developments on the names they cover. In many cases, monitoring also involves significant dialogue with management and may involve more direct involvement with management and decision making, potentially including participation in management meetings and/or board level discussion. Typically, research analysts will attempt to meet with issuer management teams several times during the year. In addition, analysts will seek to leverage the breadth of their knowledge and their industry contacts to stay abreast of trends and anticipate how changes at suppliers and customers might impact the portfolio. OHA continues to leverage its role as a trusted financing partner to enhance this dialogue with management teams.

OHA believes that its distressed investment expertise, which it has developed and honed in the North American and European markets since its inception, provides it with a distinct advantage monitoring investments. When one of OHA’s performing credit investments encounters difficulty, OHA’s distressed team will work directly with the relevant industry team to re-evaluate the company and capital structure from a distressed investing perspective and implement a strategy to optimize results. The industry team continues to maintain responsibility for their investment, sharing their accumulated knowledge and monitoring the investment through its entire life. OHA believes this collaborative approach is critical to forming a comprehensive understanding of a company’s options in a stressed or distressed scenario, with the goals of preserving capital and capitalizing on opportunities to enhance returns if possible. OHA believes this is a key differentiating factor that has historically benefited performance across its strategies.

Valuation Process: Each month, we will value investments in our portfolio. Such values will be disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, the Board has designated the Adviser as the “Valuation Designee” to determine the value of such investments.

Managerial Assistance: As a BDC, we must offer, and provide upon request, significant managerial assistance to certain of our portfolio companies except where the Fund purchases securities of an issuer in conjunction with one or more other persons acting together, one of the other persons in the group makes available such managerial assistance. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. The Administrator will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than the Adviser, will retain any fees paid for such assistance.

Investment Committee

Investment decisions generally require consensus approval of the Investment Committee. The Investment Committee will meet regularly to vet new investment opportunities, and evaluate strategic initiatives and actions taken by the Adviser on our behalf. The day-to-day management of investments approved by the Investment Committees will be overseen by the portfolio managers.

All of the Investment Committee members have ownership and financial interests in, and may receive compensation and/or profit distributions from, the Adviser. None of the Investment Committee members receive any direct compensation from us. See “Control Persons and Principal Shareholders” for additional information about equity interests held by certain of these individuals.

Allocation of Investment Opportunities

General

OHA provides investment management services to investment funds, client accounts and proprietary accounts that OHA may establish.

The Adviser and its affiliates will share any investment and sale opportunities with its other clients and the Fund in accordance with the Advisers Act and firm-wide allocation policies, which generally provide for allocations to be determined in a fair and equitable manner under the circumstances taking into account a variety of factors. Subject to the Advisers Act and as further set forth in this prospectus, certain other clients may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such other clients’ respective governing agreements.

In addition, as a BDC regulated under the 1940 Act, the Fund will be subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely in certain circumstances limit the Fund’s ability to make investments or enter into other transactions alongside other clients.

Significant Managerial Assistance

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as Qualifying Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group makes available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its Board members, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in Board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

Competition

We will compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds, performing and other credit funds, and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. These other BDCs and investment funds might be reasonable investment alternatives to us and may be less costly or complex with fewer and/or different risks than we have. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in large private U.S. borrowers. As a result of these new entrants, competition for investment opportunities in large private U.S. borrowers may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in large private U.S. borrowers is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

Purchase of Our Shares

We will offer and sell our Shares in a private placement in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, and outside the United States under the exemption provided by Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. Investors who acquire Shares in our private placement are required to complete, execute and deliver a Subscription Agreement and related documentation, which include customary representations and warranties, certain covenants and restrictions and indemnification provisions. Additionally, such investors could be required to provide due diligence information for compliance with certain legal requirements. We could, from time to time, engage placement or distribution agents and incur placement or distribution fees or sales commissions in connection with the private placement of our Shares in certain jurisdictions outside the United States. The cost of any such placement or distribution fees could be borne by an affiliate of the Adviser. We will not incur any such fees or commissions if our net proceeds received upon a sale of our Shares after such costs would be less than the net asset value per share of our Shares.

A Member will not know our NAV per share applicable on the effective date of the share purchase. However, the NAV per share applicable to a purchase of Shares will generally be available within [20] Business Days after the effective date of the share purchase. At that time, the actual number of Shares purchased based on the Member’s subscription amount will be determined, and the Shares will be credited to the Member’s account as of the effective date of the share purchase. Notice of each share transaction, together with information relevant for personal and tax records, will be furnished to Members (or their financial representatives) as soon as practicable, but no later than seven Business Days after our NAV is determined.

          Regulation as a BDC

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than Qualifying Assets, unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the company’s total assets. The principal categories of Qualifying Assets relevant to our business are any of the following:

(1)          Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An “Eligible Portfolio Company” is defined in the 1940 Act as any issuer which:

(a)          is organized under the laws of, and has its principal place of business in, the United States;

(b)          is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c)          satisfies any of the following:

(i)          does not have any class of securities that is traded on a national securities exchange;

(ii)          has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

(iii)          is controlled by a BDC or a group of companies, including a BDC and the BDC has an affiliated person who is a director of the Eligible Portfolio Company; or

(iv)          is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

(2)          Securities of any Eligible Portfolio Company controlled by the Fund.

(3)          Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)          Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and the Fund already owns 60% of the outstanding equity of the Eligible Portfolio Company.

(5)          Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)          Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Temporary Investments. Pending investment in other types of Qualifying Assets, as described above, our investments can consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of our assets would be Qualifying Assets.

Warrants. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares that it may have outstanding at any time. In particular, the amount of shares that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase shares cannot exceed 25% of the BDC’s total outstanding shares.

Leverage and Senior Securities; Coverage Ratio. While we are permitted, under specified conditions of the 1940 Act, to issue multiple classes of indebtedness and one class of shares senior to our Shares if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance, we have agreed not to issue any indebtedness (other than a Subscription Facility) or any class of shares senior to our Shares without both Board approval and the approval of holders of a majority of our outstanding Shares. On November 14, 2022, our sole Member approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our Members unless we meet the applicable asset coverage ratios at the time of the dividend distribution. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

We intend to establish a Subscription Facility in an amount up to 20% of our total Capital Commitments to facilitate investments and the timely payment of our expenses. It is anticipated that the Subscription Facility will bear interest at floating rates at to be determined spreads over LIBOR (or other applicable reference rate). Members will indirectly bear the costs associated with the Subscription Facility or otherwise. In connection with the Subscription Facility, the lender may require us to pledge commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

Code of Ethics. We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may obtain a copy of the code of ethics at the SEC’s website at Exhibit 14. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our Board members who are not interested persons and, in some cases, the prior approval of the SEC. The Adviser has received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions.

Other. We will be periodically examined by the SEC for compliance with the 1940 Act, and be subject to the periodic reporting and related requirements of the 1934 Act.

We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we will be prohibited from protecting any Board member or officer against any liability to our Members arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

We are not permitted to change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

Reporting Obligations

The Fund will furnish the Shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as the Fund determines to be appropriate or as may be required by law. The Fund is required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act. Shareholders and the public may view materials the Fund files with the SEC free of charge on its website (http://www.sec.gov) or by contacting the Fund’s investor relations department at ulend.ir@oakhilladvisors.com.

Item 1A.	Risk Factors

Investing in our Shares involves a number of significant risks. The following information is a discussion of the material risk factors associated with an investment in our Shares specifically, as well as those factors generally associated with an investment in a company with investment objectives, investment policies, capital structure or trading markets similar to ours. In addition to the other information contained in this prospectus, you should consider carefully the following information before making an investment in our Shares. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of our Shares could decline, and you may lose all or part of your investment.

Risks Relating to an Investment in the Fund

The Fund Has No Operating History. The Fund is a diversified, closed-end management investment company that elected on December 2, 2022 to be regulated as a BDC with no operating history. As a result, prospective investors have no track record or history on which to base their investment decision. There can be no assurance that the results achieved by similar strategies managed by OHA or its affiliates will be achieved for the Fund. Past performance should not be relied upon as an indication of future results. Moreover, the Fund is subject to all of the business risks and uncertainties associated with any new business, including the risk that it will not achieve its investment objective and that the value of an investor’s investment could decline substantially or that the investor will suffer a complete loss of its investment in the Fund.

The Adviser and the members of the investment team have limited prior experience managing a BDC, and the investment philosophy and techniques used by the Adviser to manage a BDC may differ from the investment philosophy and techniques previously employed by the Adviser, its affiliates, and the members of the investment team in identifying and managing past investments. In addition, the 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. The Adviser’s and the members of the investment team’s limited experience in managing a portfolio of assets under such constraints may hinder their respective ability to take advantage of attractive investment opportunities and, as a result, achieve the Fund’s investment objective.

The Fund May Not be Able to Meet its Investment Objective.  The Adviser cannot provide assurances that it will be able to identify, choose, make or realize investments of the type targeted for the Fund.  There is also no guarantee that the Adviser will be able to source attractive investments for the Fund within a reasonable period of time.  There can be no assurance that the Fund will be able to generate returns for the investors or that returns will be commensurate with the risks of the investments.  The Fund may not be able to achieve its investment objective and investors may lose some or all of their invested capital.  The failure by the Fund to obtain indebtedness on favorable terms or in the desired amount will adversely affect the returns realized by the Fund and impair the Fund’s ability to achieve its investment objective.

The Fund is Dependent on the Investment Team.  The success of the Fund depends in substantial part on the skill and expertise of the investment team.  Although the Adviser believes the success of the Fund is not dependent upon any particular individual, there can be no assurance that the members of the investment team will continue to be affiliated with the Adviser throughout the life of the Fund or will continue to be available to manage the Fund.  The unavailability of members of the investment team to manage the Fund’s investment program could have a material adverse effect on the Fund.

The Fund’s Investments are Illiquid and There are Restrictions on Withdrawal.  An investment in the Fund is suitable only for certain sophisticated investors that have no need for immediate liquidity in respect of their investment and who can accept the risks associated with investing in illiquid investments. Our Shares are illiquid investments for which there is not and will likely not be a secondary market.

Investors Have No Right to Control the Fund’s Operations.  The Fund is managed exclusively by the Adviser.  Fund investors will not make decisions with respect to the management, disposition or other realization of any investment, the day-to-day operations of the Fund, or any other decisions regarding the Fund’s business and affairs, except for limited circumstances.  Specifically, Fund investors will not have an opportunity to evaluate for themselves the relevant economic, financial and other information regarding investments by the Fund or receive any financial information issued directly by the portfolio companies that is available to the Adviser.  Fund investors should expect to rely solely on the ability of the Adviser with respect to the Fund’s operations.

The Fund’s Assets are Subject to Recourse.  The assets of the Fund, including any investments made by and any capital held by the Fund are available to satisfy all liabilities and other obligations of the Fund, as applicable.  If the Fund becomes subject to a liability, parties seeking to have the liability satisfied may have recourse to the Fund’s assets generally and may not be limited to any particular asset, such as the investment giving rise to the liability.

The Fund is Subject to Risks Relating to Use of a Subscription Facility.  We intend to enter into a Subscription Facility. The closing of a Subscription Facility is contingent on a number of conditions including, without limitation, raising sufficient Capital Commitments in connection with the closing of this offering and the negotiation and execution of definitive documents relating to such Subscription Facility. If we are successful in securing a Subscription Facility, we intend to use borrowings under such Subscription Facility to meet our short-term capital needs and for other general corporate purposes. However, there can be no assurance that we will be able to close a Subscription Facility or obtain other financing.

In the event we default under the Subscription Facility (or any other permitted future borrowing facility), our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such Subscription Facility (or such future borrowing facility), any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under the relevant Subscription Facility (or such future borrowing facility) could assume control of the contractual right to make capital calls under the relevant Subscription Facility, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As part of certain Subscription Facilities, the right to make capital calls of Members may be pledged as collateral to the lender, which will be able to call for capital contributions upon the occurrence of an event of default under such Subscription Facility. To the extent such an event of default does occur, Members could therefore be required to fund any shortfall up to their remaining Capital Commitments, without regard to the underlying value of their investment.

The Subscription Facility, (and any permitted future borrowing facility), may be secured by a pledge of the investors’ unfunded Capital Commitments. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the contractual right to make capital calls under the Subscription Facility, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any negative covenants that the Subscription Facility (or any other permitted borrowing facility) may include may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity. In addition, if our borrowing base under the Subscription Facility (or any other permitted borrowing facility) were to decrease, we would be required to secure additional assets in an amount equal to any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under the relevant Subscription Facility (or any other permitted borrowing facility) or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to pay dividends.

In addition, we expect that under the Subscription Facility we will be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under the Subscription Facility (or any other permitted borrowing facility) could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our revenues and, by delaying any cash payment allowed to us under the relevant Subscription Facility (or any other permitted borrowing facility) until the lenders have been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our qualification as a RIC.

The Adviser May be Required to Expedite Investment Decisions.  Investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis to take advantage of investment opportunities.  In such cases, the information available to the Adviser at the time of making an investment decision may be limited.  Therefore, no assurance can be given that the Adviser will have knowledge of all circumstances that may adversely affect an investment.  In addition, the Adviser may rely upon independent consultants and other sources in connection with its evaluation of proposed investments, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants or other sources or to the Fund’s right of recourse against them in the event errors or omissions do occur.

The Fund is Subject to Risks Relating to Insurance. The Adviser expects to purchase and maintain an omnibus insurance policy which includes coverage in respect of the Fund, the Adviser and their affiliates, as well as other clients, including certain of their respective indemnified persons (which omnibus insurance policy or policies may provide coverage to the Adviser and its affiliates, as applicable, for events unrelated to the Fund).  The premiums for such shared insurance policies generally would be borne by the clients covered by such policies, and such shared insurance policies are expected to have an overall cap on coverage for all the insured parties thereunder.  To the extent an insurable event results in claims in excess of such cap, the Fund may not receive as much in insurance proceeds as it would have received if separate insurance policies had been purchased for each insured party.  Similarly, insurable events may occur sequentially in time while subject to a single overall cap.  To the extent insurance proceeds for one such event are applied towards a cap and the Fund experiences an insurable loss after such event, the Fund’s receipts from such insurance policy may also be diminished.  Insurance policies covering the Fund, the premiums of which are paid in whole or in part by the Fund, may provide insurance coverage to indemnified persons for conduct that would not be covered by indemnification.  In addition, the Fund may need to initiate litigation in order to collect from an insurance provider, which may be lengthy and expensive for the Fund and which ultimately may not result in a financial award.  In addition, the Adviser may cause the Fund to purchase and maintain insurance coverage that provides coverage to the Fund, certain indemnified persons, or the Adviser, in which case, the premiums would be borne by the Fund.

While the Adviser expects to allocate insurance expenses in a manner it determines to be fair and equitable, taking into account any factors it deems relevant to the allocation of such expenses, because of the uncertainty of whether claims will arise in the future and the timing and the amount that may be involved in any such claim, the determination of how to allocate such expenses may require the Adviser to take into consideration facts and circumstances that are subjective in nature.  It is unlikely that the Adviser will be able to accurately allocate the expenses of any such insurance policies based on the actual claims related to a particular client, including the Fund.

The Fund is Subject to Risks Relating to Indemnification.  The Fund is required to indemnify the Adviser, the members of the Board and each other person indemnified under the LLC Agreement for liabilities incurred in connection with the LLC Agreement, the Advisory Agreement and the Fund’s activities, except in certain circumstances. Subject to the limits on indemnification under Section 17(h) of the 1940 Act, the Fund’s LLC Agreement provides that the Fund shall not indemnify such persons to the extent liability and losses are the result of, negligence or misconduct in the case of an Interested Board member, officer, employee, controlling person or agent of the Fund, or gross negligence or willful misfeasance in the case of an Independent Board member. Subject to the limits on indemnification under Section 17(i) of the 1940 Act, the Advisory Agreement provides that the Adviser shall not be protected against any liability to the Fund or its Members by reason of intentional and material breach of the Advisory Agreement, willful misfeasance, bad faith or gross negligence on the Adviser’s part in the performance of its duties or by reason of the reckless disregard of its duties and obligations. The Fund will also indemnify certain other service providers, including the Administrator and the Fund’s auditors, as well as consultants and sourcing, operating and joint venture partners.  Such liabilities may be material and may have an adverse effect on the returns to the Fund investors.  The indemnification obligation of the Fund would be payable from the assets of the Fund. The application of the indemnification and exculpation standards may result in Fund investors bearing a broader indemnification obligation in certain cases than they would in the absence of such standards.  As a result of these considerations, even though such provisions will not act as a waiver on the part of any investor of any of its rights which are not permitted to be waived under applicable law, the Fund may bear significant financial losses even where such losses were caused by the negligence or other conduct of such indemnified persons.

The Fund is Subject to Risks Relating to Certain Proceedings and Investigations.  The Adviser and its affiliates and/or the Fund may be subject to claims (or threats of claims), and governmental investigations, examinations, requests for information, audits, inquiries, subpoenas and other regulatory or civil proceedings.  The outcome of any investigation, action or proceeding may materially adversely affect the value of the Fund, including by virtue of reputational damage to the Adviser and may be impossible to anticipate.  Any such investigation, action or proceeding may continue without resolution for long periods of time and may consume substantial amounts of the Adviser’s time and attention, and that time and the devotion of these resources to any investigation, action or proceeding may, at times, be disproportionate to the amounts at stake in such investigation, action or proceeding.  The unfavorable resolution of such items could result in criminal or civil liability, fines, settlements, charges, penalties or other monetary or non-monetary remedies or sanctions that could negatively impact the Adviser and/or the Fund.  In addition, such actions and proceedings may involve claims of strict liability or similar risks against the Fund in certain jurisdictions or in connection with certain types of activities.  In some cases, the expense of such investigations, actions or proceedings and paying any amounts pursuant to settlements or judgments would be borne by the Fund.

The Fund is Not Registered as an Investment Company Under the 1940 Act.  While the Fund is not registered as an investment company under the 1940 Act, it will be subject to regulation as a BDC under the 1940 Act and will be required to adhere to the provisions of the 1940 Act applicable to BDCs.   The Shares have not been recommended by any U.S. federal or state, or any non-U.S., securities commission or regulatory authority.  Furthermore, the foregoing authorities have not confirmed the accuracy or determined the adequacy of this registration statement.  Any representation to the contrary is a criminal offense.

The Fund is Subject to Risks Relating to Portfolio Valuation.  The Board has designated the Adviser as the “valuation designee” to determine the valuation of the Fund’s investments. The Adviser as the valuation designee will (1) periodically assess and manage valuation risks; (2) establish and apply fair value methodologies; (3) test fair value methodologies; (4) oversee and evaluate third-party pricing services; (5) provide the Board with reporting required under Rule 2a-5 under the 1940 Act; and (6) maintain recordkeeping requirements under Rule 31a-4.  The Adviser, subject to the oversight of the Board, determines the valuation of the Fund’s investments. It is expected that the Fund will have a limited ability to obtain accurate market quotations for purposes of valuing most of its investments, which may require the Adviser to make fair value determinations, in accordance with valuation policies established by the Board, of the Fund’s debt investments on a valuation date.  Further, because of the overall size and concentrations in particular markets, the maturities of positions that may be held by the Fund from time to time and other factors, the liquidation values of the Fund’s investments may differ significantly from the interim valuations of these investments derived from the valuation methods described herein.  If the Adviser’s valuation should prove to be incorrect, the stated value of the Fund’s investments could be adversely affected.  Absent bad faith or manifest error, valuation determinations of the Adviser will be conclusive and binding on the Fund investors.

Valuation of the types of assets in which the Fund invests are inherently subjective.  In addition, the Adviser may have an interest in determining higher valuations in order to be able to present better performance to prospective investors.  In certain cases, the Fund may hold an investment in an issuer experiencing distress or going through bankruptcy.  In such a situation, the Adviser may continue to place a favorable valuation on such investment due to the Adviser’s determination that the investment is sufficiently secured despite the distressed state or bankruptcy of the issuer.  However, no assurances can be given that this assumption is justified or that such valuations will be accurate in the long term.  In addition, an investment in a portfolio company may not be permanently written-off or permanently written down despite its distressed state or covenant breach until such portfolio company experiences a material corporate event (e.g., bankruptcy or partial sale) which establishes an objective basis for such revised valuation.  In these circumstances, the Adviser has an interest in delaying any such write-offs or write-downs to maintain a higher management fee base and thus, management fees paid to the Adviser.

In addition, the Fund may rely on third-party valuation pricing services to verify the value of certain investments. An investment may not have a readily ascertainable market value and accordingly, could potentially make it difficult to determine a fair value of an investment and may yield an inaccurate valuation.  Further, because of the Adviser’s knowledge of the investment, the valuation agent may defer to the Adviser’s valuation even where such valuation may not be accurate or the determination thereof involved a conflict of interest.  An inaccurate valuation of an investment could have a substantial impact on the Fund.

The Fund is Subject to Risks Relating to Rights Against Third Parties, Including Third-Party Service Providers.  The Fund is reliant on the performance of third-party service providers, including OHA (in its capacity as the Adviser and the Administrator), auditors, legal advisors, lenders, bankers, brokers, consultants, sourcing, operating and joint venture partners and other service providers (collectively, “Service Providers”).  Further information regarding the duties and roles of certain of these Service Providers is provided in this registration statement.  The Fund may bear the risk of any errors or omissions by such Service Providers.  In addition, misconduct by such Service Providers may result in reputational damage, litigation, business disruption and/or financial losses to the Fund.  Each Fund investor’s contractual relationship in respect of its investment in Shares of the Fund is with the Fund only and Fund investors are not in contractual privity with the Service Providers.  Therefore, generally, no Fund investor will have any contractual claim against any Service Provider with respect to such Service Provider’s default or breach.  Accordingly, Fund investors must generally rely upon the Adviser to enforce the Fund’s rights against Service Providers.  In certain circumstances, which are generally not expected to prevail, Fund investors may have limited rights to enforce the Fund’s rights on a derivative basis or may have rights against Service Providers if they can establish that such Service Providers owe duties to the Fund investors.  In addition, Fund investors will have no right to participate in the day-to-day operation of the Fund and decisions regarding the selection of Service Providers.  Rather, the Adviser will select the Fund’s Service Providers and determine the retention and compensation of such providers without the review by or consent of the Fund investors.  The Fund investors must therefore rely on the ability of the Adviser to select and compensate Service Providers and to make investments and manage and dispose of investments.

The Fund is Subject to Risks Relating to Consultation with Sourcing and Operating Partners.  In certain circumstances, sourcing and operating partners may be aware of and consulted in advance in relation to certain investments made by the Fund.  While sourcing and operating partners will be subject to confidentiality obligations, they are not restricted from engaging in any activities or businesses that may be similar to the business of the Fund or competitive with the Fund.  In particular, sourcing and operating partners may use information available to them as sourcing and operating partners of the Adviser in a manner that conflicts with the interests of the Fund.  Except in limited circumstances, the sourcing and operating partners are generally not obligated to account to the Adviser for any profits or income earned or derived from their activities or businesses or inform the Adviser of any business opportunity that may be appropriate for the Fund.

The Fund is Subject to Risks Relating to the Timing of Realization of Investments.  The Adviser, in its discretion, may seek to realize the Fund’s investments earlier than originally expected, which may be accomplished through one or more transactions, including, subject to the provisions of the 1940 Act, transactions with another investment fund or account sponsored or managed by OHA (collectively “Other OHA Investors”), which will be for a price equal to the fair value of such investment.  The value of such investment, subject to approval by the Board, will be determined by the Adviser and verified by one or more third-party valuation agents.  The Adviser may seek such realizations in order to support the Fund’s target risk/return profile with respect to the Fund’s unrealized investments, taking into account such factors as the Fund’s expense ratio relative to such assets and the availability of, or repayment obligations with respect to, any credit facilities.

The Fund is Subject to Risks Relating to the Use of Proceeds.  While the Fund generally intends to make all distributions of net proceeds in accordance with “Use of Proceeds,” the amount and timing of distributions from the Fund to the Fund investors will be at the discretion of the Board, who may also direct that amounts available for distribution be retained in the Fund (i) to be used to satisfy, or establish reserves for, the Fund’s current or anticipated obligations (including management fees, incentive fees and any other expenses) or (ii) for reinvestment of the cost basis of an investment.  Accordingly, there can be no assurance as to the timing and amount of distributions from the Fund.

The Fund May be Required to Disclose Information Regarding Fund Investors.  The Fund, the Adviser or their respective affiliates, Service Providers, or agents may from time to time be required or may, in their discretion, determine that it is advisable to disclose certain information about the Fund and the Fund investors, including investments held directly or indirectly by the Fund and the names and level of beneficial ownership of certain of the Fund investors, to (i) regulatory or taxing authorities of certain jurisdictions, which have or assert jurisdiction over the disclosing party or in which the Fund directly or indirectly invests, or (ii) any lenders, counterparty of, or service provider to, the Adviser or the Fund (and its subsidiaries).  Disclosure of confidential information under such circumstances will not be regarded as a breach of any duty of confidentiality and, in certain circumstances, the Fund, the Adviser or any of their affiliates, Service Providers or agents, may be prohibited from disclosing to any Fund investor that any such disclosure has been made.

The Fund is Subject to Operational Risks.  The Fund is subject to operational risk, including the possibility that errors may be made by the Adviser or its affiliates and Service Providers in certain transactions, calculations or valuations on behalf of, or otherwise relating to, the Fund. Fund investors may not be notified of the occurrence of an error or the resolution of any error.  Generally, the Adviser, its affiliates and Service Providers will not be held accountable for such errors, and the Fund may bear losses resulting from such errors.

The Fund is Subject to Risks Relating to Exposure to Material Non-Public Information.  OHA conducts a broad range of private and public debt investment businesses generally without internal information barriers in the ordinary course.  As a result, from time to time, OHA (in its capacity as investment manager of investment vehicles, funds or accounts or in connection with investment activities on its own behalf) receives material non-public information with respect to issuers of publicly-traded securities or other securities in connection with, among other examples, acquisitions, refinancings, restructurings of such issuers which OHA reviews or participates in, oftentimes unrelated to its management of the Fund.  In such circumstances, the Fund may be prohibited, by law, contract or by virtue of OHA’s policies and procedures, from (i) selling all or a portion of a position in such issuer, thereby potentially incurring trading losses as a result, (ii) establishing an initial position or taking any greater position in such issuer, and (iii) pursuing other investment opportunities related to such issuer.

The Fund is Subject to Risks Relating to Technology Systems.  The Fund depends on the Adviser to develop and implement appropriate systems for its activities.  The Fund may rely on computer programs to evaluate certain securities and other investments, to monitor their portfolios, to trade, clear and settle securities transactions and to generate asset, risk management and other reports that are utilized in the oversight of the Fund’s activities.  In addition, certain of the Fund’s and the Adviser’s operations interface with or depend on systems operated by third parties, including loan servicers, custodians and administrators, and the Adviser may not always be in a position to verify the risks or reliability of such third-party systems.  For example, the Fund and the Adviser generally expect to provide statements, reports, notices, updates, requests and any other communications in electronic form, such as e-mail or posting on a web-based reporting site or other internet service, in lieu of or in addition to sending such communications as hard copies via fax or mail.  These programs or systems may be subject to certain defects, failures or interruptions, including, but not limited to, those caused by ‘hacking’ or other security breaches, computer ‘worms,’ viruses and power failures.  Such failures could cause settlement of trades to fail, lead to inaccurate accounting, recording or processing of trades and cause inaccurate reports, which may affect the Fund’s ability to monitor its investment portfolio and its risks.  Any such defect or failure could cause the Fund to suffer financial loss, disruption of its business, liability to clients or third parties, regulatory intervention or reputational damage.

The Fund is Subject to Risks Relating to Cybersecurity.  The Fund, the Adviser and their Service Providers are subject to risks associated with a breach in cybersecurity.  Cybersecurity is a generic term used to describe the technology, processes and practices designed to protect networks, systems, computers, programs and data from both intentional cyber-attacks and hacking by other computer users as well as unintentional damage or interruption that, in either case, can result in damage and disruption to hardware and software systems, loss or corruption of data and/or misappropriation of confidential information.  For example, information and technology systems are vulnerable to damage or interruption from computer viruses, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes.  Further, the Fund and its service providers are susceptible to ongoing risks related to cyber incidents and the risks associated with financial, economic, public health, labor and other global market developments and disruptions, including those arising out of geopolitical events, public health emergencies (such as the spread of infectious diseases, pandemics and epidemics), natural/environmental disasters, war, terrorism, social unrest recessions, inflation, rapid interest rate changes, supply chain disruptions, and governmental or quasi-governmental actions. Such damage or interruptions to information technology systems may cause losses to a Fund investor by interfering with the processing of investor transactions, affecting the Fund’s ability to calculate net asset value or impeding or sabotaging the investment process.  The Fund may also incur substantial costs as the result of a cybersecurity breach, including those associated with forensic analysis of the origin and scope of the breach, increased and upgraded cybersecurity, identity theft, unauthorized use of proprietary information, litigation, adverse investor reaction, the dissemination of confidential and proprietary information and reputational damage.  Any such breach could expose the Fund and the Adviser to civil liability as well as regulatory inquiry and/or action (and the Adviser may be indemnified by the Fund in connection with any such liability, inquiry or action).  In addition, any such breach could cause substantial withdrawals from the Fund.  Fund investors could also be exposed to losses resulting from unauthorized use of their personal information.  While the Adviser has implemented various measures to manage risks associated with cybersecurity breaches, including establishing a business continuity plan and systems designed to prevent cyber-attacks, there are inherent limitations in such plans and systems, including the possibility that certain risks (including any ongoing breaches) have not been identified.  Cyber incidents and developments and disruptions to financial, economic, public health, labor and other global market conditions can obstruct the regular functioning of business workforces (including requiring employees to work from external locations or from their homes), cause business slowdowns or temporary suspensions of business activities, each of which can negatively impact Fund service providers and Fund operations. In addition, work-from-home arrangements by the Funds, the Manager or their service providers could increase all of the above risks, create additional data and information accessibility concerns, and make the Funds, the Manager or their service providers susceptible to operational disruptions, any of which could adversely impact their operations. Furthermore, the Fund may be appealing targets for cybersecurity threats such as hackers and malware. Similar types of cybersecurity risks also are present for portfolio companies in which the Fund invests, which could affect their business and financial performance, resulting in material adverse consequences for such issuers, and causing the Fund’s investments in such portfolio companies to lose value.

The Fund is currently operating in a period of capital markets disruption, significant volatility and economic uncertainty. The global capital markets are experiencing a period of disruption and instability resulting in increasing spreads between the yields realized on riskier debt securities and those realized on risk-free securities, lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the re-pricing of credit risk in the broadly syndicated market. Highly disruptive market conditions have resulted in increasing volatility and illiquidity in the global credit, debt and equity markets generally. The duration and ultimate effect of such market conditions cannot be accurately forecasted. Extreme uncertainty regarding economic markets is resulting in declines in the market values of potential investments and declines in the market values of investments after they are made or acquired by the Fund and affecting the potential for liquidity events involving such investments or portfolio companies. During periods of market disruption, portfolio companies may be more likely to seek to draw on unfunded commitments the Fund has made, and the risk of being unable to fund such commitments is heightened during such periods. Applicable accounting standards require the Fund to determine the fair value of its investments as the amount that would be received in an orderly transaction between market participants at the measurement date. While most of the Fund’s investments are not publicly traded, as part of the Fund’s valuation process the Fund considers a number of measures, including comparison to publicly traded securities. As a result, volatility in the public capital markets can adversely affect the Fund’s investment valuations.

Various social and political tensions around the world may contribute to increased market volatility, may have long-term effects on the worldwide financial markets and may cause further economic uncertainties worldwide. In particular, the consequences of the conflict between Russia and Ukraine, including international sanctions, the potential impact on inflation and increased disruption to supply chains and a potential global recession may impact portfolio companies. Because Russia is a major exporter of oil and natural gas, the invasion and related sanctions have reduced the supply, and increased the price, of energy, which is accelerating inflation and may exacerbate ongoing supply chain issues. There is also the risk of retaliatory actions by Russia against countries which have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Such consequences also may increase the Fund’s funding cost or limit its access to the capital markets.

A prolonged period of market illiquidity may cause the Fund to reduce the volume of loans and debt securities originated and/or fund and adversely affect the value of the Fund’s portfolio investments, which could have a material and adverse effect on the Fund’s business, financial condition, results of operations and cash flows.

We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.  General interest rate fluctuations may have a substantial negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.

Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In this period of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, with the net impact being an increase to our net investment income. Conversely, if interest rates decrease we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates and to more closely align the interest rates of the Fund’s liabilities with the Fund’s investment portfolio. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to us. Also, an increase in interest rates available to investors could make an investment in our common shares less attractive if we are not able to pay dividends at a level that provides a similar return, which could reduce the value of our common stock.

The Fund is Subject to Risks Relating to Risks Associated with Sourcing, Operating or Joint Venture Partners.  OHA has in the past, and could in the future, work with sourcing, operating and/or joint venture partners, including with respect to particular types of investments or particular sectors or regions.  These arrangements may be structured as joint ventures or contractual service provider relationships.  Where such a partner is engaged, the Adviser may not have the opportunity to diligence the individual investments in which the Fund participates and, instead, will be relying on its contractual relationship with, and ongoing diligence of, the sourcing or joint venture partner whose interests may differ from those of the Fund.  In certain circumstances, the Adviser may commit to invest in a pre-agreed amount of investments negotiated by the sourcing partner and/or joint venture partner and/or the Adviser may commit to invest in one or more transactions for which the sourcing partner and/or joint venture partner led the due diligence and negotiation processes and the Adviser is given only a limited opportunity to perform due diligence and participate in negotiation of transactional terms.  Fund investors should be aware that sourcing, operating and joint venture partners are not expected to owe any fiduciary duties to the Fund or the Fund investors.

The Fund may pay retainers, closing, monitoring, performance or other fees to sourcing, operating and joint venture partners.  Such retainer fees may be netted against a closing fee, if applicable, in connection with the related investment.  However, if no such investment is consummated, the Fund will bear any retainer amounts as an expense.  In addition, to the extent the compensation of a sourcing, operating or joint venture partner is based on the performance of the relevant investments, the sourcing, operating or joint venture partner may have an incentive to seek riskier investments than it would have under a different compensation structure.  In this regard, a sourcing, operating or joint venture partner may receive incentive compensation at the expense of the Fund.  The expenses of sourcing, operating and joint venture partners may be substantial.  In certain circumstances, the Fund or a portfolio company in which the Fund invests may pay fees to sourcing, operating and/or joint venture partners in consideration for services, including where the Adviser may have otherwise provided those services without charge.  In other circumstances, sourcing, operating and/or joint venture partners may receive certain third-party fees (such as upfront fees, commitment fees, origination fees, amendment fees, ticking fees and break-up fees as well as prepayment premiums) in respect of an investment, and no such fees will offset or otherwise reduce the management fee payable by Fund investors.  The existence of such fees may result in the Fund paying fees twice, once to the Adviser in the form of management fees and once to the sourcing, operating or joint venture partners to service or manage the same assets.

Sourcing, operating and/or joint venture partners may invest in the Fund.  Joint ventures may give rise to additional risks, including tax risks, and structures utilized in context of joint ventures, including for legal, tax and regulatory reasons, may adversely affect the Fund’s pre-tax returns.

The Fund is Subject to Risks Relating to Electronic Delivery of Certain Documents.  The Fund investors will be deemed to consent to electronic delivery or posting to the Administrator’s website or other service of: (i) certain closing documents such as the LLC Agreement and the Subscription Agreements; (ii) any notices or communications required or contemplated to be delivered to the Fund investors by the Fund, the Adviser, or any of their respective affiliates, pursuant to applicable law or regulation; (iii) certain tax-related information and documents; and (iv) drawdown notices and other notices, requests, demands, consents or other communications and any financial statements, reports, schedules, certificates or opinions required to be provided to the Fund investors under any agreements.  There are certain costs and possible risks associated with electronic delivery.  Moreover, the Adviser cannot provide any assurance that these communication methods are secure and will not be responsible for any computer viruses, problems or malfunctions resulting from the use of such communication methods.  See “– Technology Systems” and “Cybersecurity” above.

The Fund is Subject to Risks Relating to Handling of Mail.  Mail addressed to the Fund and received at its registered office will be forwarded unopened to the forwarding address supplied by the Fund to be processed.  None of the Fund, the Adviser or any of their Board members, officers, advisors or Service Providers will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address.

The Fund is Subject to General Credit Risks. The Fund may be exposed to losses resulting from default and foreclosure of any such loans or interests in loans in which it has invested. Therefore, the value of underlying collateral, the creditworthiness of borrowers and the priority of liens are each of great importance in determining the value of the Fund’s investments. In the event of foreclosure, the Fund or an affiliate thereof may assume direct ownership of any assets collateralizing such foreclosed loans. The liquidation proceeds upon the sale of such assets may not satisfy the entire outstanding balance of principal and interest on such foreclosed loans, resulting in a loss to the Fund. Any costs or delays involved in the effectuation of loan foreclosures or liquidation of the assets collateralizing such foreclosed loans will further reduce proceeds associated therewith and, consequently, increase possible losses to the Fund. In addition, no assurances can be made that borrowers or third parties will not assert claims in connection with foreclosure proceedings or otherwise, or that such claims will not interfere with the enforcement of the Fund’s rights.

The Prices of the Fund’s Investments Can be Volatile. The prices of the Fund’s investments can be volatile. In addition, price movements may also be influenced by, among other things, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and national and international political and economic events and policies. In addition, governments from time to time intervene in certain markets. Such intervention often is intended directly to influence prices and may cause or contribute to rapid fluctuations in asset prices, which may adversely affect the Fund’s returns.

The Fund is Subject to Risks Relating to Syndication and/or Transfer of Investments. The Fund may also purchase certain assets (including, participation interests or other indirect economic interests) that have been originated by other affiliated or unaffiliated parties and/or trading on the secondary market. The Fund may, in certain circumstances, originate or purchase such assets with the intent of syndicating and/or otherwise transferring a significant portion thereof, including to one or more offshore funds or accounts managed by the Adviser or any of its affiliates. In such instances, the Fund will bear the risk of any decline in value prior to such syndication and/or other transfer. In addition, the Fund will also bear the risk of any inability to syndicate or otherwise transfer such assets or such amount thereof as originally intended, which could result in the Fund owning a greater interest therein than anticipated.

The Fund May Need to Raise Additional Capital. The Fund may need additional capital to fund new investments and grow its portfolio of investments once it has fully invested the net proceeds of this offering. Unfavorable economic conditions could increase the Fund’s funding costs or limit its access to the capital. A reduction in the availability of new capital could limit the Fund’s ability to grow. In addition, the Fund is required to distribute at least 90% of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to investors to maintain its qualification as a RIC. As a result, these earnings will not be available to fund new investments. An inability on the Fund’s part to access the capital successfully could limit its ability to grow its business and execute its business strategy fully and could decrease its earnings, if any, which would have an adverse effect on the value of its securities.

The Fund is Subject to Counterparty Risks. To the extent that contracts for investment will be entered into between the Fund and a market counterparty as principal (and not as agent), the Fund is exposed to the risk that the market counterparty may, in an insolvency or similar event, be unable to meet its contractual obligations to the Fund. The Fund may have a limited number of potential counterparties for certain of its investments, which may significantly impair the Fund’s ability to reduce its exposure to counterparty risk. In addition, difficulty reaching an agreement with any single counterparty could limit or eliminate the Fund’s ability to execute such investments altogether. Because certain purchases, sales, hedging, financing arrangements and other instruments in which the Fund will engage are not traded on an exchange but are instead traded between counterparties based on contractual relationships, the Fund is subject to the risk that a counterparty will not perform its obligations under the related contracts. Although the Fund intends to pursue its remedies under any such contracts, there can be no assurance that a counterparty will not default and that the Fund will not sustain a loss on a transaction as a result.

The Fund is Dependent on Key Personnel. The Fund depends on the continued services of its investment team and other key management personnel. If the Fund were to lose any of these officers or other management personnel, such a loss could result in operating inefficiencies and lost business opportunities, which could have a negative effect on the Fund’s operating performance. Further, we do not intend to separately maintain key person life insurance on any of these individuals.

Under the Resource Sharing Agreement, OHA has agreed to provide our Adviser with experienced investment professionals necessary to fulfill its obligations under the Advisory Agreement. The Resource Sharing Agreement, however, may be terminated by either party on 60 days’ notice. We cannot assure Members that OHA will fulfill its obligations under the Resource Sharing Agreement. We also cannot assure Members that our Adviser will enforce the Resource Sharing Agreement if OHA fails to perform, that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of OHA and its affiliates or their information and deal flow.

Investors May be Required to Return Distributions to Satisfy Unpaid Debts of the Fund. Under Delaware law, the investors could, under certain circumstances, be required to return distributions made by the Fund to satisfy unpaid debts of the Fund that were in existence at the time the distributions were made.

The Board May Make Certain Changes in the Fund’s Investment Objective, Operating Policies or Strategies Without Prior Notice or Investor Approval.  The Fund’s Board has the authority to modify or waive certain of the Fund’s operating policies and strategies without prior notice (except as required by the 1940 Act) and without investor approval. However, absent investor approval, the Fund may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC. Under Delaware law, the Fund also cannot be dissolved without prior investor approval. The Fund cannot predict the effect any changes to its current operating policies and strategies would have on its business, operating results and value of its stock. Nevertheless, the effects may adversely affect the Fund’s business and impact its ability to make distributions.

The Fund is Subject to Risks Relating to Allocation of Investment Opportunities and Related Conflicts.  The Fund generally is prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the Independent Board members and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the Fund’s outstanding voting securities is an affiliate of the Fund for purposes of the 1940 Act, and the Fund generally is prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the Independent Board members. The 1940 Act also prohibits certain “joint” transactions with certain of the Fund’s affiliates, which could include investments in the same issuers (whether at the same or different times), without prior approval of the Independent Board members and, in some cases, the SEC. If a person acquires more than 25% of the Fund’s voting securities, the Fund will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit the Fund’s ability to transact business with the Fund’s officers or Board members or their affiliates. These prohibitions will affect the manner in which investment opportunities are allocated between the Fund and other funds managed by OHA or its affiliates. Most importantly, the Fund generally is prohibited from co-investing with Other OHA Accounts or affiliates of the Adviser in OHA-originated loans and financings unless the Fund co-invests in accordance with the applicable regulatory guidance or has obtained an exemptive order from the SEC permitting such co-investment activities. Accordingly, while the Adviser intends to allocate suitable opportunities among the Fund and Other OHA Accounts or affiliates of the Adviser based on the principles described above, the prohibition on co-investing with affiliates could significantly limit the scope of investment opportunities available to the Fund. In particular, the decision by OHA to allocate an opportunity to one or more Other OHA Investors or to an affiliate of the Adviser, or the existence of a prior co-investment structure, might cause the Fund to forgo an investment opportunity that it otherwise would have made. Similarly, the Fund generally may be limited in its ability to invest in an issuer in which an Other OHA Investor or affiliate of the Adviser had previously invested.  The Fund may in certain circumstances also be required to sell, transfer or otherwise reorganize assets in which the Fund has invested with Other OHA Accounts or affiliates of the Adviser at times that the Fund may not consider advantageous.

The Fund has obtained an exemptive order from the SEC in order to permit the Fund to co-invest with Other OHA Accounts and other affiliates of the Adviser. However, the Fund is only be permitted to co-invest alongside Other OHA Accounts or other affiliates of the Adviser in accordance with the terms and conditions of the exemptive order.

The Fund is Subject to Risks Relating to Distributions.  The Fund intends to pay quarterly distributions to Members out of assets legally available for distribution. The Fund cannot guarantee that it will achieve investment results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions. If the Fund is unable to satisfy the asset coverage test applicable to it as a BDC, or if the Fund violates certain debt financing agreements, its ability to pay distributions to Members could be limited. All distributions will be paid at the discretion of the Fund’s Board and will depend on the Fund’s earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations, compliance with debt financing agreements and such other factors as the Board may deem relevant from time to time. The distributions the Fund pays to investors in a year may exceed the Fund’s taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.

Investors who periodically receive the payment of a distribution from a RIC consisting of a return of capital for U.S. federal income tax purposes may be under the impression that they are receiving a distribution of RIC’s net ordinary income or capital gains when they are not. Accordingly, investors should read carefully any written disclosure accompanying a distribution from the Fund and the information about the specific tax characteristics of the Fund’s distributions provided to investors after the end of each calendar year, and should not assume that the source of any distribution is the Fund’s net ordinary income or capital gains. To the extent that the Fund’s distributions contain a return of capital, such distributions should not be considered the dividend yield or total return of an investment in the Shares. The amount treated as a tax-free return of capital will reduce an investor’s adjusted tax basis in the Shares, thereby increasing the investor’s potential taxable gain or reducing the potential taxable loss on the sale of the Shares.

Risks Relating to the Fund’s Investments

Our investments may be risky and, subject to compliance with our 80% test, there is no limit on the amount of any such investments in which we may invest.

Risks Associated with Portfolio Companies.

•
The Fund is Subject to General Risks. A fundamental risk associated with the Fund’s investment strategy is that the companies in whose debt the Fund invests will be unable to make regular payments (e.g., principal and interest payments) when due, or at all, or otherwise fail to perform.  Portfolio companies could deteriorate as a result of, among other factors, an adverse development in their business, poor performance by their management teams, a change in the competitive environment, an economic downturn or legal, tax or regulatory changes.  Portfolio companies that the Adviser expects to remain stable may in fact operate at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or to maintain their competitive position, or may otherwise have a weak financial condition or be experiencing financial distress.

•
The Fund’s Portfolio Companies May be Highly Leveraged.  Portfolio companies may be highly leveraged, and there may be no restriction on the amount of debt a portfolio company can incur.  Substantial indebtedness may add additional risk with respect to a portfolio company, and could (i) limit its ability to borrow money for its working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes; (ii) require it to dedicate a substantial portion of its cash flow from operations to the repayment of its indebtedness, thereby reducing funds available to it for other purposes; (iii) make it more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; and/or (iv) subject it to restrictive financial and operating covenants, which may preclude it from favorable business activities or the financing of future operations or other capital needs.  In some cases, proceeds of debt incurred by a portfolio company could be paid as a dividend to members rather than retained by the portfolio company for its working capital.  Leveraged companies are often more sensitive to declines in revenues, increases in expenses, and adverse business, political, or financial developments or economic factors such as a significant rise in interest rates, a severe downturn in the economy or deterioration in the condition of such companies or their industries.  A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

If a portfolio company is unable to generate sufficient cash flow to meet principal and interest payments to its lenders, it may be forced to take other actions to satisfy such obligations under its indebtedness.  These alternative measures may include reducing or delaying capital expenditures, selling assets, seeking additional capital, or restructuring or refinancing indebtedness.  Any of these actions could significantly reduce the value of the Fund’s investment(s) in such portfolio company.  If such strategies are not successful and do not permit the portfolio company to meet its scheduled debt service obligations, the portfolio company may also be forced into liquidation, dissolution or insolvency, and the value of the Fund’s investment in such portfolio company could be significantly reduced or even eliminated.

•
The Fund is Subject to Risks Relating to Issuer/Borrower Fraud.  Of paramount concern in originating loans is the possibility of material misrepresentation or omission on the part of borrowers or guarantors.  Such inaccuracy or incompleteness may adversely affect the valuation of the collateral underlying the loans or may adversely affect the ability of the Fund or its affiliates to perfect or effectuate a lien on the collateral securing the loan.  The Fund or its affiliates will rely upon the accuracy and completeness of representations made by borrowers to the extent reasonable, but cannot guarantee such accuracy or completeness.

•
The Fund is Subject to Risks Due to its Reliance on Fund Management.  The Adviser generally will seek to monitor the performance of investments in operating companies either through interaction with the board of the applicable company and/or by maintaining an ongoing dialogue with the company’s management and/or sponsor team.  However, the Fund generally will not be in a position to control any borrower by virtue of investing in its debt and the portfolio company’s management will be primarily responsible for the operations of the company on a day-to-day basis.  Although it is the intent of the Fund to invest in companies with strong management teams, there can be no assurance that the existing management team, or any new one, will be able to operate the company successfully.  In addition, the Fund is subject to the risk that a borrower in which it invests may make business decisions with which the Fund disagrees and the management of such borrower, as representatives of the common equity holders, may take risks or otherwise act in ways that do not serve the interests of the debt investors, including the Fund.  Furthermore, in exercising its investment discretion, the Adviser may in certain circumstances commit funds of the Fund to other entities that will be given a mandate to make certain investments consistent with the Fund’s investment objective and that may earn a performance-based fee on those investments.  Once such a commitment is made, such entities will have full control over the investment of such funds, and the Adviser will cease to have such control.

•
The Fund is Subject to Risks Relating to Environmental Matters.  Ordinary operation or the occurrence of an accident with respect to the portfolio companies in which the Fund invest could cause major environmental damage, which may result in significant financial distress to the Fund’ investments and any portfolio company holding such assets, even if covered by insurance.  Certain environmental laws and regulations may require that an owner or operator of an asset address prior environmental contamination, which could involve substantial cost and other liabilities.  The Fund (and the Fund investors) may therefore be exposed to substantial risk of loss from environmental claims arising in respect of its investments.  Furthermore, changes in environmental laws or regulations or the environmental condition of an investment may create liabilities that did not exist at the time of its acquisition and that could not have been foreseen.  Even in cases where the Fund are indemnified by the seller with respect to an investment against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or the ability of the Fund to achieve enforcement of such indemnities.  See also “– Risk Arising from Provision of Managerial Assistance; Control Person Liability” below.

•
The Value of Certain Portfolio Investments May Not be Readily Determinable. The Fund expects that many of its portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and will be valued at fair value as determined in good faith by the Adviser, including to reflect significant events affecting the value of the Fund’s investments. Most, if not all, of the Fund’s investments (other than cash and cash equivalents) will be classified as Level 3 assets under Topic 820 of the U.S. Financial Accounting Standards Board’s Accounting Standards Codification, as amended, Fair Value Measurements and Disclosures (“ASC Topic 820”). This means that the Fund’s portfolio valuations will be based on unobservable inputs and the Fund’s assumptions about how market participants would price the asset or liability in question. The Fund expects that inputs into the determination of fair value of portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. The Fund expects to retain the services of one or more independent service providers to review the valuation of these loans and securities. The types of factors that may be taken into account in determining the fair value of investments generally include, as appropriate, comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. The Fund’s net asset value could be adversely affected if determinations regarding the fair value of the Fund’s investments were materially higher than the values that the Fund ultimately realizes upon the disposal of such loans and securities. In addition, the method of calculating the management fee and incentive fee may result in conflicts of interest between the Adviser, on the one hand, and investors on the other hand, with respect to the valuation of investments.

•
The Fund May Elect Not to or May be Unable to Make Follow-On Investments in Portfolio Companies. Following an initial investment in a portfolio company, the Fund may make additional investments in that portfolio company as “follow-on” investments, in order to:

•	increase or maintain in whole or in part the Fund’s equity ownership percentage;

•	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

•	attempt to preserve or enhance the value of the Fund’s investment.

The Fund may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments.

The Fund has the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and the Fund’s initial investment, or may result in a missed opportunity for the Fund to increase its participation in a successful operation. Even if the Fund has sufficient capital to make a desired follow-on investment, it may elect not to make a follow-on investment because it may not want to increase its concentration of risk, because it prefers other opportunities or because it is inhibited by compliance with BDC requirements, or compliance with the requirements for maintenance of its RIC status.

•
The Fund May Be Subject to Risks Due to Not Holding Controlling Equity Interests in Portfolio Companies. The Fund does not generally intend to take controlling equity positions in the Fund’s portfolio companies. To the extent that the Fund does not hold a controlling equity interest in a portfolio company, it will be subject to the risk that such portfolio company may make business decisions with which the Fund disagrees, and the members and management of such portfolio company may take risks or otherwise act in ways that are adverse to the Fund’s interests. Due to the lack of liquidity for the debt and equity investments that the Fund typically holds in portfolio companies, the Fund may not be able to dispose of its investments in the event it disagrees with the actions of a portfolio company, and may therefore suffer a decrease in the value of its investments.

•
The Fund is Subject to Risks Relating to Defaults by Portfolio Companies. A portfolio company’s failure to satisfy financial or operating covenants imposed by the Fund or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on the portfolio company’s assets representing collateral for its obligations. This could trigger cross defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that the Fund holds and the value of any equity securities the Fund owns. The Fund may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

•
The Fund is Subject to Risks Relating to Third Party Litigation. The Fund’s investment activities subject it to the normal risks of becoming involved in litigation initiated by third parties. This risk is somewhat greater where the Fund exercises control or influence over a company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent willful misfeasance or gross negligence by the Adviser, be borne by the Fund (to the extent not borne by the portfolio companies) and would reduce net assets or could require Fund investors to return to the Fund distributed capital and earnings. The Adviser and others are indemnified in connection with such litigation, subject to certain conditions.

The Fund is Subject to Risks Related to Reliance on Projections.  The Fund may rely upon projections developed by the Adviser concerning an investment’s future performance, outcome and cash flow.  Projections are inherently subject to uncertainty and factors beyond the control of the Adviser.  The inaccuracy of certain assumptions, the failure to satisfy certain requirements and the occurrence of other unforeseen events could impair the ability of an investment to realize projected values, outcomes and cash flow.

Economic Conditions May Have Adverse Effects on the Fund and the Portfolio Companies.  The Fund and the portfolio companies in which the Fund invests may be adversely affected by deteriorations in the financial markets and economic conditions throughout the world, some of which may magnify the risks described in herein and have other adverse effects.  Deteriorating market conditions could result in increasing volatility and illiquidity in the global credit, debt and equity markets generally.  The duration and ultimate effect of adverse market conditions cannot be forecast, nor is it known whether or the degree to which such conditions may remain stable or worsen.  Deteriorating market conditions and uncertainty regarding economic markets generally could result in declines in the market values of potential investments or declines in the market values of investments after they are acquired by the Fund.  Such declines could lead to weakened investment opportunities for the Fund, could prevent the Fund from successfully meeting its investment objective or could require the Fund to dispose of investments at a loss while such unfavorable market conditions prevail.  In addition, the investment opportunities of the Fund may be dependent in part upon the consummation of leveraged buyouts and other private equity sponsored transactions, recapitalizations, refinancings, acquisitions and structured transactions.  If fewer of these transactions occur than the Adviser expects, there may be limited investment opportunities for the Fund. Periods of prolonged market stability may also adversely affect the investment opportunities available to the Fund.

The Fund is Subject to Risks Relating to Reduced Investment Opportunities.  The Adviser believes that periods of volatility and instability in the credit markets can create significant investment opportunities for the Fund. The Adviser expects periods of market volatility to occur from time to time. If the credit markets remain stable for a prolonged period, there may be reduced investment opportunities for the Fund and/or the Fund may not be able acquire investments on favorable terms.  Periods of prolonged market stability may also adversely affect the investment opportunity set available to the Fund.

The Fund is Subject to Risks Relating to Investments in Undervalued Assets.  The Fund may invest in undervalued loans and other assets as part of its investment strategy.  The identification of investment opportunities in undervalued loans and other assets is a difficult task, and there is no assurance that such opportunities will be successfully recognized or acquired.  While investments in undervalued assets offer the opportunity for above-average capital appreciation, these investments involve a high degree of financial risk and can result in substantial or complete losses.

The Fund may incur substantial losses related to assets purchased on the belief that they were undervalued by their sellers, if they were not in fact undervalued at the time of purchase.  In addition, the Fund may be required to hold such assets for a substantial period of time before realizing their anticipated value, and there is no assurance that the value of the assets would not decline further during such time.  Moreover, during this period, a portion of the Fund’s assets would be committed to those assets purchased, thus preventing the Fund from investing in other opportunities.  In addition, the Fund may finance such purchases with borrowed funds and thus will have to pay interest on such borrowed amounts during the holding period.

The Fund Operates in a Competitive Debt Environment.  The business of investing in debt investments is highly competitive and involves a high degree of uncertainty.  Market competition for investment opportunities includes traditional lending institutions, including commercial and investment banks, as well as a growing number of non-traditional participants, such as hedge funds, private equity funds, mezzanine funds, and other private investors, as well as BDCs, and debt-focused competitors, such as issuers of collateralized loan obligations, or CLOs, and other structured loan funds. Some competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than the Fund, and thus these competitors may have advantages not shared by the Fund.  In addition, competitors may have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to the Fund.  Furthermore, competitors may offer loan terms that are more favorable to borrowers, such as less onerous borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Strong competition for investments could result in fewer investment opportunities for the Fund, as certain of these competitors have established or are establishing investment vehicles that target the same or similar investments that the Fund intends to purchase.

Over the past several years, many investment funds have been formed with investment objectives similar to those of the Fund, and many such existing funds have grown in size and have added larger successor funds to their platform.  These and other investors may make competing offers for investment opportunities identified by the Adviser which may affect the Fund’s ability to participate in attractive investment opportunities and/or cause the Fund to incur additional risks when competing for investment opportunities. Moreover, identifying attractive investment opportunities is difficult and involves a high degree of uncertainty. The Adviser may identify an investment that presents an attractive investment opportunity but may not be able to complete such investment in a manner that meets the objectives of the Fund.  The Fund may incur significant expenses in connection with the identification of investment opportunities and investigating other potential investments that are ultimately not consummated, including expenses related to due diligence, transportation and legal, accounting and other professional services as well as the fees of other third-party advisors.

The Fund is Subject to Risks Relating to Illiquidity of the Fund’s Assets and Distributions In Kind.  The Fund intends to invest primarily in private illiquid debt, loans and other assets for which no (or only a limited) liquid market exists or that are subject to legal or other restrictions on transfer and are difficult to sell in a secondary market.  In some cases, the Fund may be prohibited from selling such investments for a period of time or otherwise be restricted from disposing of such investments.  The market prices, if any, for such assets tend to be volatile, and may fluctuate due to a variety of factors that are inherently difficult to predict.  Furthermore, the types of investments made may require a substantial length of time to liquidate due to the lack of an established market for such investments or other factors.  As a result, there is a significant risk that the Fund may be unable to realize its investment objective by sale or other disposition at attractive prices or will otherwise be unable to complete any exit strategy.  Accordingly, the Adviser is unable to predict with confidence what, if any, exit strategies will ultimately be available for any given asset.  Exit strategies which appear to be viable when an investment is initiated may be precluded by the time the investment is ready to be realized due to economic, legal or other reasons, and the Fund may not be able to sell assets when the Fund desires to do so or to realize what the Adviser perceives to be the fair value of its assets in the event of a sale.  Further, although the Adviser may at the time of making investments expect a certain portion of such investments to be refinanced or repaid before maturity, depending on economic conditions, interest rates and other variables, borrowers may not finance or repay loans early.  Restricted securities may sell at a price lower than similar securities that are not subject to restrictions on resale.  In addition, in times of extreme market disruption, there may be no market at all for one or more asset classes, potentially resulting in the inability of the Fund to dispose of its assets for an indefinite period of time.  Even if investments are successful, they are unlikely to produce a realized return to Fund investors for a period of years.  Furthermore, a portion of interest on investments may be paid in kind rather than in cash to the Fund and, in certain circumstances, the Fund may exit investments through distributions in kind to Fund investors, after which the Fund investors will bear the risk of holding the investments and must make their own disposition decisions.

The Fund is Subject to Risks Relating to Priority of Repayment of Debt Investments.  The characterization of an investment as senior debt or senior secured debt does not mean that such debt will necessarily have repayment priority with respect to all other obligations of a portfolio company.  Portfolio companies may have, and/or may be permitted to incur, other debt and liabilities that rank equally with or senior to the senior loans in which the Fund invests.  If other indebtedness is incurred that ranks in parity in right of payment or proceeds of collateral with respect to debt securities in which the Fund invests, the Fund would have to share on an equal basis any distributions with other creditors in the event of a liquidation, reorganization, insolvency, dissolution or bankruptcy of such a portfolio company.  Where the Fund holds a first lien to secure senior indebtedness, the portfolio companies may be permitted to issue other senior loans with liens that rank junior to the first liens granted to the Fund.  The intercreditor rights of the holders of such other junior lien debt may, in any liquidation, reorganization, insolvency, dissolution or bankruptcy of such a portfolio company, affect the recovery that the Fund would have been able to achieve in the absence of such other debt.

Even where the senior loans held by the Fund are secured by a perfected lien over a substantial portion of the assets of a portfolio company and its subsidiaries, the portfolio company and its subsidiaries will often be able to incur a substantial amount of additional indebtedness, which may have an exclusive lien over particular assets.  For example, debt and other liabilities incurred by non-guarantor subsidiaries of portfolio companies will be structurally senior to the debt held by the Fund.  Accordingly, any such debt and other liabilities of such subsidiaries would, in the event of liquidation, dissolution, insolvency, reorganization or bankruptcy of such subsidiary, be repaid in full before any distributions to an obligor of the loans held by the Fund.  Furthermore, these other assets over which other lenders have a lien may be substantially more liquid or valuable than the assets over which the Fund has a lien.  The Fund has and expects to also invest in second-lien secured debt, which compounds the risks described in this paragraph.

The Fund is Subject to Risks Relating to Certain Guarantees.  The Fund may invest in debt that is guaranteed by a subsidiary of the issuer.  In some circumstances, guarantees of secured debt issued by subsidiaries of a portfolio company and held by the Fund may be subject to fraudulent conveyance or similar avoidance claims made by other creditors of such subsidiaries under applicable insolvency laws.  As a result, such creditors may take priority over the claims of the Fund under such guarantees.  Under federal or state fraudulent transfer law, a court may void or otherwise decline to enforce such debt and the Fund would no longer have any claim against such portfolio company or the applicable guarantor.  In addition, the court might direct the Fund to disgorge any amounts already received from the portfolio company or a guarantor.  In some cases, significant subsidiaries of portfolio companies may not guarantee the obligations of the portfolio company; in other cases, a portfolio company may have the ability to release subsidiaries as guarantors of the portfolio company’s obligations.  The repayment of such investments may depend on cash flow from subsidiaries of a portfolio company that are not themselves guarantors of the portfolio company’s obligations.

The Fund is Subject to Risks Relating to Secured Loans.  Most of the loans held by the Fund are expected to be secured.  These investments may be subject to the risk that the Fund’s security interests in the underlying collateral are not properly or fully perfected.  Compounding these risks, the collateral securing debt investments will often be subject to casualty or devaluation risks.

The Fund is Subject to Risks Relating to Senior Secured Debt and Unitranche Debt.  When the Fund invests in senior secured term debt and unitranche debt, it will generally take a security interest in the available assets of these portfolio companies, including equity interests in their subsidiaries.  There is a risk that the collateral securing the Fund’s investments may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital.  Also, in some circumstances, the Fund’s security interest could be subordinated to claims of other creditors.  In addition, any deterioration in a portfolio company’s financial condition and prospects, including any inability on its part to raise additional capital, may result in the deterioration in the value of the related collateral.  Consequently, the fact that debt is secured does not guarantee that the Fund will receive principal and interest payments according to the investment terms or at all, or that the Fund will be able to collect on the investment should the Fund be forced to enforce its remedies.

The Fund is Subject to Business and Credit Risks.  Investments made by the Fund generally will involve a significant degree of financial and/or business risk.  The securities in which the Fund invests may pay fixed, variable or floating rates of interest, and may include zero coupon obligations or interest that is paid-in-kind (which tend to increase business and credit risks if an investment becomes impaired because there would be little to no realized proceeds through cash interest payments prior to such impairment).  These types of securities are subject to the risk of the issuer’s inability to make principal and interest payments on its obligations (i.e., credit risk) and are also subject to price volatility due to such factors as interest rate sensitivity, market perception of the creditworthiness of the issuer and general market liquidity (i.e., market risk).

Business risks may be more significant in smaller portfolio companies or those that are embarking on a build-up or operating turnaround strategy.  Such companies may have no or short operating histories, new technologies and products and their management teams may have limited experience working together, all of which enhance the difficulty of evaluating these investment opportunities.  The management of such companies will need to implement and maintain successful finance personnel and other operational strategies and resources in order to become and remain successful.  Other substantial operational risks to which such companies are subject include uncertain market acceptance of the company’s services, a potential regulatory risk for new or untried and/or untested business models (if applicable), products and services to the extent they relate to regulated activities in the relevant jurisdiction, high levels of competition among similarly situated companies, lower capitalizations and fewer financial resources and the potential for rapid organizational or strategic change.  Such companies will have no or short operating histories on which to judge future performance and in many cases, if operating, will have negative cash flow.

The Fund’s Investments May be Affected by Force Majeure Events. The instruments in which the Fund invests may be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism and labor strikes).  Some force majeure events may adversely affect the ability of a portfolio company to perform its obligations until it is able to remedy the force majeure event.  In addition, the cost to a portfolio company of repairing or replacing damaged assets resulting from such force majeure event could be considerable.  Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more companies or its assets, could result in a loss, including if the Fund’s investment in such issuer is cancelled, unwound or acquired (which could be without what the Adviser considers to be adequate compensation). Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which the Fund may invest specifically. To the extent the Fund is exposed to investments in issuers that as a group are exposed to such force majeure events, the Fund’s risks and potential losses are enhanced.

The Fund is Subject to Risks Relating to Infectious Diseases and Pandemics.  Certain illnesses spread rapidly and have the potential to significantly adversely affect the global economy.  Outbreaks such as the severe acute respiratory syndrome, avian influenza, H1N1/09, and, most recently, the coronavirus (COVID-19), or other similarly infectious diseases may have material adverse impacts on the Fund, the Adviser, their respective affiliates and portfolio companies. Actual pandemics, or fear of pandemics, can trigger market disruptions or economic turndowns with the consequences described above.  The Adviser cannot predict the likelihood of disease outbreaks occurring in the future nor how such outbreaks may affect the Fund’s investments.

The outbreak of disease epidemics may result in the closure of the Adviser’s and/or a portfolio company’s offices or other businesses, including office buildings, retail stores and other commercial venues and could also result in (a) the lack of availability or price volatility of raw materials or component parts necessary to a portfolio company’s business which may adversely affect the ability of a portfolio company to perform its obligations, (b) disruption of regional or global trade markets and/or the availability of capital, (c) the availability of leverage, including an inability to obtain indebtedness at all or to the Fund’s desired degree, and less favorable timing of repayment and other terms with respect to such leverage, (d) trade or travel restrictions which impact a portfolio company’s business and/or (e) a general economic decline and have an adverse impact on the Fund’s value, the Fund’s investments, or the Fund’s ability to make new investments.  The COVID-19 pandemic may cause the valuation of the Fund’s investments to differ materially from the values that the Fund may ultimately realize. The Fund’s valuations, and particularly valuations of private investments and private companies, will be inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto. As a result, the Fund’s valuations may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. These potential impacts, while uncertain, could have a significant impact on the Fund and the fair value of our investments.

If a future pandemic occurs (including a recurrence of COVID-19) during a period when the Fund expects to be harvesting its investments, the Fund may not achieve its investment objectives or may not be able to realize its investments within the Fund’s term.

The Fund is Subject to Risks Relating to Inflation and Deflation. Certain of the Fund’s portfolio companies may be impacted by inflation, which may, in turn, impact the valuation of such portfolio companies. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In March 2022, the Federal Reserve raised interest rates by 0.25%, the first increase since December 2018, and, since then, has raised interest rates by 4.50% and indicated that it would continue to raise rates in 2023. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in monetary or economic policies (or expectations that these policies may change). The Fund’s investments may not keep pace with inflation, which would adversely affect the real value of Fund shareholders’ investment in the Fund. This risk is greater for fixed-income instruments with longer maturities. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

Deflation risk is the risk that prices throughout the economy decline over time. Deflation may have an adverse effort on the creditworthiness of issuers and may make issuer default more likely, which may result in a decline in the value of the Fund’s assets.

The Fund May Invest in Loans with Limited Amortization Requirements.  The Fund may invest in loans that have limited mandatory amortization requirements.  While such a loan may obligate a portfolio company to repay the loan out of asset sale proceeds or with annual excess cash flow, such requirements may be subject to substantial limitations and/or “baskets” that would allow a portfolio company to retain such proceeds or cash flow, thereby extending the expected weighted average life of the investment.  In addition, a low level of amortization of any debt over the life of the investment may increase the risk that a portfolio company will not be able to repay or refinance the loans held by the Fund when they come due at their final stated maturity.

The Fund is Subject to Risks Relating to Potential Early Redemption of Some Investments.  The terms of loans in which the Fund invests may be subject to early redemption features, refinancing options, prepayment options or similar provisions which, in each case, could result in the issuer repaying the principal of an obligation held by the Fund earlier than expected, either with no or a nominal prepayment premium.  This may happen when there is a decline in interest rates, or when the borrower’s improved credit or operating or financial performance allows the refinancing of certain classes of debt with lower cost debt or when general credit market conditions improve.  Assuming an improvement in the credit market conditions, early repayments of the debt held by the Fund could increase.  There is no assurance that the Fund will be able to reinvest proceeds received from prepayments in assets that satisfy its investment objective, and any delay in reinvesting such proceeds may materially affect the performance of the Fund.  Conversely, if the prepayment does not occur within the expected timeframe or if the debt does not otherwise become liquid, the term of the Fund may be longer than expected or the Fund may make distributions in kind.

The Fund is Subject to Risks Related to the Invasion of Ukraine. On February 24, 2022, Russia launched a full-scale military invasion of Ukraine. In response, countries worldwide, including the United States, have imposed sanctions against Russia on certain businesses and individuals, including, but not limited to, those in the banking, import and export sectors. In particular, U.S. sanctions prohibit any “new investment” in Russia which is defined to include any new purchases of Russian securities. U.S. persons also are required to freeze securities issued by certain Russian entities identified on the List of Specially Designated Nationals, which includes several large publicly traded Russian banks and other companies. Russia has issued various countermeasures that affect the ability of non-Russian persons to trade in Russian securities. This invasion has led, is currently leading, and for an unknown period of time will continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. These disruptions caused by the invasion have included, and may continue to include, political, social, and economic disruptions and uncertainties that may affect our business operations or the business operations of our portfolio companies. Sanctions have and could further result in Russia taking counter measures or retaliatory actions, which may further impair the value and liquidity of Russian securities. Moreover, disruptions caused by Russian military action or other actions (including cyberattacks and espionage) or resulting actual and threatened responses to such activity, including cyberattacks on the Russian government, Russian companies, or Russian individuals, including politicians, may impact Russia’s economy and Russian issuers of securities in which the Fund invests.

The Fund is Subject to Risks Relating to Licensing Requirements.  Certain banking and regulatory bodies or agencies in or outside the United States may require the Fund, the Adviser and/or certain employees of OHA to obtain licenses or authorizations to engage in many types of lending activities including the origination of loans.  It may take a significant amount of time and expense to obtain such licenses or authorizations and the Fund may be required to bear the cost of obtaining such licenses and authorizations.  There can be no assurance that any such licenses or authorizations would be granted or, if granted, whether any such licenses or authorizations would impose restrictions on the Fund.  Such licenses or authorizations may require the disclosure of confidential information about the Fund, Fund investors or their respective affiliates, including the identity, financial information and/or information regarding the Fund investors and their officers and Board members.  The Fund may not be willing or able to comply with these requirements.  Alternatively, the Adviser may be compelled to structure certain potential investments in a manner that would not require such licenses and authorizations, although such transactions may be inefficient or otherwise disadvantageous for the Fund and/or any relevant portfolio company, including because of the risk that licensing authorities would not accept such structuring alternatives in lieu of obtaining a license or authorization.  The inability of the Fund or the Adviser to obtain necessary licenses or authorizations, the structuring of an investment in an inefficient or otherwise disadvantageous manner, or changes in licensing regulations, could adversely affect the Fund’s ability to implement its investment program and achieve its intended results.

The Fund is Subject to Risks Relating to Minority Investments and Joint Ventures.  The Fund could make minority equity investments in entities in which the Fund does not control the business or affairs of such entities.  In addition, the Fund could co-invest with other parties through partnerships, joint ventures or other entities and the Adviser may share management fees, incentive fees and/or other forms of compensation with such parties.  It is possible that in some cases the Fund will have control over, or significant influence on, the decision making of joint ventures.  However, in other cases, in particular with respect to certain terms, amendments and waivers related to the underlying loans, the joint venture partner may have controlling or blocking rights (including because certain decisions require unanimous approval of the joint venture partners) or a tie vote among joint venture partners may be resolved by an appointed third party.  Where a joint venture partner or third party has controlling or blocking rights or decision-making power with respect to a joint venture matter, there can be no assurance that the matter will be resolved in the manner desired by the Fund.  In addition, these types of voting arrangements may slow the decision-making process and hinder the joint venture’s ability to act quickly.

Cooperation among joint venture partners or co-investors on existing and future business decisions will be an important factor for the sound operation and financial success of any joint venture or other business in which the Fund is involved.  In particular, a joint venture partner or co-investor may have economic or business interests or goals that are inconsistent with those of the Fund, and the Fund may not be in a position to limit or otherwise protect the value of one or more of the Fund’s investments.  Disputes among joint venture partners or co-investors over obligations, expenses or other matters could have an adverse effect on the financial conditions or results of operations of the relevant businesses.  In addition, the Fund may in certain circumstances be liable for actions of its joint venture partners.

In certain cases, conflicts of interest may arise between the Fund and a joint venture partner, for example, because the joint venture partner has invested in a different level of the issuer’s capital structure or because the joint venture partner has different investment goals or timelines.  There can be no assurance that a joint venture partner with divergent interests from the Fund will cause the joint venture to be managed in a manner that is favorable to the Fund.  In addition, it is anticipated that the Fund could be invested in debt instruments issued by a joint venture entity while one or more other clients managed by OHA will be invested in equity interests in such entity or vice versa, which presents certain potential conflicts of interest with respect to the capital structure of such entity.

The Fund is Subject to Risks from Provision of Managerial Assistance and Control Person Liability.  The Fund may obtain rights to participate in the governance of certain of the Fund’s portfolio companies.  In such instances, the Fund typically will designate Board members to serve on the boards of portfolio companies.  The designation of representatives and other measures contemplated could expose the assets of the Fund to claims by a portfolio company, its security holders and its creditors, including claims that the Fund is a controlling person and thus is liable for securities laws violations and other liabilities of a portfolio company.  The exercise of control over a company may impose additional risks of liability for environmental damage, product defects, failure to supervise management, violation of governmental regulations (including securities laws) or other types of liability in which the limited liability generally characteristic of business ownership may be ignored.  If these liabilities were to arise, the Fund might suffer a significant loss.  These measures also could result in certain liabilities in the event of the bankruptcy or reorganization of a portfolio company, could result in claims against the Fund if the designated board members violate their fiduciary or other duties to a portfolio company or fail to exercise appropriate levels of care under applicable corporate or securities laws, environmental laws or other legal principles, and could expose the Fund to claims that it has interfered in management to the detriment of a portfolio company.  While the Adviser intends to operate the Fund in a way that will minimize the exposure to these risks, the possibility of successful claims cannot be precluded, nor can there be any assurance as to whether laws, rules, regulations and court decisions will be expanded or otherwise applied in a manner that is adverse to portfolio companies and the Fund and the Fund investors.

The Fund is Subject to Risks of Investments in Certain Countries.  The Fund may make investments in a number of different countries, including in emerging markets, some of which may prove unstable.  Depending on the country in which a portfolio company is located, such investments may involve a number of risks, including the risk of adverse political developments such as nationalization, confiscation without fair compensation or war, and the risk of regulations which might prevent the implementation of cost cutting or other operational improvements.

A portion of the Fund’s assets may be invested in loans denominated in currencies other than the U.S. dollar or the price of which is determined with references to such currencies.  As a result, any fluctuation in exchange rates will affect the value of investments.  To the extent it holds non-U.S. dollar-denominated assets, the Fund generally expects to employ hedging techniques designed to reduce the risk of adverse movements in currency exchange rates.  Furthermore, the Fund may incur costs in connection with conversions between various currencies.

Investments in corporations or assets in certain countries may require significant government approvals under corporate, securities, exchange control, foreign investment and other similar laws.  In addition, such investments may give rise to taxes in local jurisdictions, for which a Fund investor may not be entitled to any corresponding credit or tax benefit to a Fund investor.  Such investments may also give rise to tax filing obligations for Fund investors in these jurisdictions, although the Adviser may structure such investments so as to prevent such obligations from being imposed on Fund investors. Also, some governments from time to time may impose restrictions intended to prevent capital flight, which may, for example, involve punitive taxation (including high withholding taxes) on certain securities or asset transfers or the imposition of exchange controls making it difficult or impossible to exchange or repatriate the local currency.  In addition, the laws of various countries governing business organizations, bankruptcy and insolvency may make legal action difficult and provide little, if any, legal protection for investors.

The availability of information within developing countries and emerging market jurisdictions, including information concerning their economies and the securities of companies in such countries, and the amount of government supervision and regulation of private companies in developing countries, generally is more limited than is the case in more developed countries.  The accounting, auditing and financial reporting standards and practices of certain countries may not be equivalent to those employed in more developed countries and may differ in fundamental respects.  Accordingly, the Fund’s ability to conduct due diligence in connection with their investments and to monitor the investments may be adversely affected by these factors.  The Fund may not be in a position to take legal or management control of its investments in certain countries.  It may have limited legal recourse in the event of a dispute, and remedies might have to be pursued in the courts of the country in question where it may be difficult to obtain and enforce a judgment. These risks are likely to be more pronounced for investments in companies located in emerging markets. The Fund may have limited rights and few practical remedies in emerging markets and the ability of U.S. authorities to bring enforcement actions in emerging markets may be limited.

The Fund is Subject to Risks Relating to the Euro, the Eurozone and Brexit.  The United Kingdom left the European Union single market and customs union under the terms of a new trade agreement on December 31, 2020 (“Brexit”), which became effective May 1, 2021 and many aspects of the United Kingdom and European Union trade relationship remain subject to further negotiation. The agreement governs the new relationship between the United Kingdom and European Union with respect to trading goods and services, but critical aspects of the relationship remain unresolved and subject to further negotiation and agreement. It is not currently possible to determine the full extent to which Brexit will impact financial markets and potentially, Fund investments. Political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets may continue for some time.  In particular, the United Kingdom’s decision to leave the European Union may lead to a call for similar referenda in other European jurisdictions, which may cause increased economic volatility in the European and global markets.

This mid- to long-term uncertainty may have an adverse effect on the economy generally and on the ability of the Fund to execute its strategy and to receive attractive returns.  In particular, currency volatility may mean that the returns of the Fund are adversely affected by market movements and may make it more difficult, or more expensive, for the Fund to execute prudent currency hedging policies.  Potential decline in the value of the British pound sterling and/or the euro against other currencies, along with the potential downgrading of the United Kingdom’s sovereign credit rating, may also have an impact on the performance of investments located in the United Kingdom or Europe.

In light of the above, no definitive assessment can currently be made regarding the impact that Brexit will have on the Fund, the portfolio companies or the investments.

The Fund is Subject to Risks Relating to its Hedging Strategy and Policies.  The Fund generally expects to employ hedging or other risk management techniques designed to reduce the risk of adverse interest rate or currency movements, credit market risk and certain other risks.  There can be no assurance that any hedging transactions will be successful or comprehensive.  For example, the Fund may not be able to or may elect not to hedge interest payments in foreign currencies.  Similarly, the Fund may hedge certain credit markets generally in order to seek to provide overall risk reduction to the Fund. The variable degree of correlation between price movements of hedging instruments and price movements in the position being hedged creates the possibility that losses on the hedge may be greater, or gains smaller, than losses or gains, as the case may be, in the value of the underlying position.  While the transactions implementing such hedging strategies may reduce certain risks, such transactions themselves may entail certain other risks, such as the risk that counterparties to such transactions may default on their obligations and the risk that the prices and/or cash flows being hedged behave differently than expected.  Thus, while the Fund may benefit from the use of hedging mechanisms, unanticipated changes in interest rates, currency exchange rates, commodity prices, securities prices or credit market movements may result in a poorer overall performance for the Fund than if it had not entered into such hedging transactions.  Additionally, hedging transactions will add to the cost of an investment, may require ongoing cash payments to counterparties, may subject the Fund to the risk that the counterparty defaults on its obligations, and may produce different economic or tax consequences to the Fund investors than would apply if the Fund had not entered into such hedging transactions.  The Fund may engage in short selling and use derivative instruments (including commodities hedging instruments) in implementing hedging transactions, including futures contracts, forward contracts, and options.  Furthermore, upon the bankruptcy, insolvency or liquidation of any counterparty, the Fund may be deemed to be a general unsecured creditor of such counterparty and could suffer a total loss with respect to any positions and/or transactions with such counterparty.

The Fund is Subject to Risks Relating to Derivatives.  Generally, derivatives are financial contracts whose value depends on, or is derived from, the value of an underlying asset, reference rate or index, and may relate to individual debt or equity instruments, interest rates, currencies or currency exchange rates, commodities, related indexes and other assets.  The Fund may, directly or indirectly, use various derivative instruments including options contracts, futures contracts, forward contracts, options on futures contracts, indexed securities and swap agreements for hedging purposes. The Fund’s use of derivative instruments involves investment risks and transaction costs to which the Fund would not be subject absent the use of these instruments and, accordingly, may result in losses that would not occur if such instruments had not been used.  The use of derivative instruments may entail risks including, among others, leverage risk, volatility risk, duration mismatch risk, correlation risk and counterparty risk.

Changes in Interest Rates May Adversely Affect the Fund’s Investments.  Many loans, especially fixed rate loans, decline in value when long-term interest rates increase.  Declines in market value may ultimately reduce earnings or result in losses to the Fund, which may negatively affect cash available for distribution to Fund investors.  In addition, in a low interest rate environment, borrowers may be less likely to prepay their debts and loans may therefore remain outstanding for a longer period of time.

The Fund is Subject to Risks Relating to Contingent Liabilities.  The Fund is expected to incur contingent liabilities in connection with an investment from time to time.  For example, in connection with the disposition of an investment, the Fund may be required to make representations about the business and financial affairs of the underlying assets or business, or be responsible for the contents of disclosure documents.  These arrangements may result in the incurrence of accrued expenses, liabilities or contingencies for which the Fund may establish reserves.  The Fund also expects to invest in a delayed draw or revolving credit facility.  If the borrower subsequently draws down on the facility, the Fund would be obligated to fund the amounts due.  The Fund may incur numerous other types of contingent liabilities.  There can be no assurance that the Fund will adequately reserve for its contingent liabilities and that such liabilities will not have an adverse effect on the Fund.

The Fund is Subject to Risks Relating to High Yield Debt.  The Fund may invest a portion of its assets in “higher yielding” (and, therefore, generally higher risk) debt securities when the Adviser believes that debt securities offer opportunities for capital appreciation.  In most cases, such debt will be rated below “investment grade” or will be unrated and face ongoing uncertainties and exposure to adverse business, financial or economic conditions and the issuer’s failure to make timely interest and principal payments.  There are no restrictions on the credit quality of the Fund’s loans.  The market for high-yield securities has experienced periods of volatility and reduced liquidity.  The market values of certain of these debt securities may reflect individual corporate developments.  It is likely that a general economic recession or a major decline in the demand for products and services, in which the obligor operates, could have a materially adverse impact on the value of such securities.  In addition, adverse publicity and investor perceptions, whether or not based on fundamental analysis, may also decrease the value and liquidity of these debt securities.

The Fund is Subject to Risks Relating to Investments in Unsecured Debt.  The Fund may invest a portion of its committed capital in unsecured indebtedness, whereas all or a significant portion of the issuer’s senior indebtedness may be secured.  In such situations, the ability of the Fund to influence a portfolio company’s affairs, especially during periods of financial distress or following an insolvency, is likely to be substantially less than that of senior creditors.

The Fund is Subject to Risks Relating to Subordinated Loans.  The Fund may acquire and/or originate subordinated loans.  If a borrower defaults on a subordinated loan or on debt senior to the Fund’s loan, or in the event of the bankruptcy of a borrower, the loan held by the Fund will be satisfied only after the senior loans are repaid in full.  Under the terms of typical subordination agreements, senior creditors may be able to block the acceleration of the subordinated debt or the exercise by holders of subordinated debt of other rights they may have as creditors.  Accordingly, the Fund may not be able to take the steps necessary or sufficient to protect its investments in a timely manner or at all.  In addition, subordinated loans may not always be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and may not be rated by a credit rating agency.  If a borrower declares bankruptcy, the Fund may not have full or any recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan.  Further, the Adviser’s ability to amend the terms of the Fund’s loans, assign its loans, accept prepayments, exercise its remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings may be limited by intercreditor arrangements.  In addition, the risks associated with subordinated loan securities include a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including a sustained period of rising interest rates or an economic downturn) may adversely affect the borrower’s ability to pay principal and interest on its loan.  Many obligors on subordinated loan securities are highly leveraged, and specific developments affecting such obligors, including reduced cash flow from operations or the inability to refinance debt at maturity, may also adversely affect such obligors’ ability to meet debt service obligations.  The level of risk associated with investments in subordinated loans increases if such investments are loans of distressed or below investment grade issuers.  Default rates for subordinated loan securities have historically been higher than has been the case for investment grade securities.

The Fund is Subject to Risks Relating to Non-Recourse Obligations.  The Fund may invest in non-recourse obligations of issuers.  Such obligations are payable solely from proceeds collected in respect of collateral pledged by an issuer to secure such obligations.  None of the owners, officers, managers or incorporators of the issuers, board members, any of their respective affiliates or any other person or entity will be obligated to make payments on the obligations.  Consequently, the Fund, as holder of the obligations, must rely solely on distributions of proceeds of collateral debt obligations and other collateral pledged to secure obligations for payments due in respect of principal thereof and interest thereon.  If distributions of such proceeds are insufficient to make payments on the obligations, no other assets will be available for such payments and following liquidation of all the collateral, the obligations of the issuers to make such payments will be extinguished.

The Fund is Subject to Risks Relating to Publicly Traded Securities.  Although not the investment focus of the Fund, the Fund is not prohibited from investing in publicly traded equity and debt securities.  These investments are subject to certain risks, including the risk of loss from counterparty defaults, the risks arising from the volatility of the global fixed-income and equity markets, movements in the stock market and trends in the overall economy, increased obligations to disclose information regarding such companies, increased likelihood of Member litigation against such companies’ board members, which may include OHA personnel, regulatory action by the SEC and increased costs associated with each of the aforementioned risks. When buying a publicly traded security or other publicly traded instruments, the Fund may be unable to obtain financial covenants or other contractual rights that the Fund might otherwise be able to obtain in making privately-negotiated investments.  Moreover, the Fund may not have the same access to information in connection with investments in publicly traded securities or other publicly traded instruments, either when investigating a potential investment or after making an investment, as compared to a privately-negotiated investment.  Publicly traded securities that are rated by rating agencies are often reviewed and may be subject to downgrade, which generally results in a decline in the market value of such security.  Furthermore, the Fund may be limited in its ability to make investments and to sell existing investments in public securities or other publicly traded instruments because OHA may have material, non-public information regarding the issuers of those securities or as a result of other OHA policies.  Accordingly, there can be no assurance that the Fund will make investments in public securities or other publicly traded instruments or, if it does, as to the amount it will invest.  The inability to sell such securities or instruments in these circumstances could materially adversely affect the investment results of the Fund.

The Fund is Subject to Risks Associated with Originating Loans to Companies in Distressed Situations.  As part of its lending activities, the Fund or its affiliates may originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings.  Although the terms of such financing may result in significant financial returns to the Fund, they involve a substantial degree of risk.  Issuers of lower-rated securities generally are more vulnerable to real or perceived economic changes, political changes or adverse industry developments.  If an issuer’s financial condition deteriorates, accurate financial and business information may be limited or unavailable.  In addition, lower-rated investments may be thinly traded and there may be no established secondary or public market.  The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high.  There is no assurance that the Fund will correctly evaluate the value of the assets collateralizing the Fund’s loans or the prospects for a successful reorganization or similar action.

The Fund is Subject to Risks Associated with Investments that May Become Distressed.  The Fund may make investments that become distressed due to factors outside the control of the Adviser.  There is no assurance that there will be sufficient collateral to cover the value of the loans and/or other investments purchased by the Fund or that there will be a successful reorganization or similar action of the company or investment which becomes distressed.  In any reorganization or liquidation proceeding relating to a company in which the Fund invests, the Fund may lose its entire investment, may be required to accept cash or securities with a value less than the Fund’s original investment and/or may be required to accept payment over an extended period of time.  Under such circumstances, the returns generated from the Fund’s investments may not compensate the Fund investors adequately for the risks assumed.  For example, under certain circumstances, a lender who has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated, or disallowed, or may be found liable for damage suffered by parties as a result of such actions.  In addition, under circumstances involving a portfolio company’s insolvency, payments to the Fund and distributions by the Fund to the Fund investors may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment.  Investments in restructurings involving non-U.S. portfolio companies may be subject to various laws enacted in the countries of their issuance for the protection of creditors.  These considerations will differ depending on the country in which each portfolio company is located or domiciled.

Troubled company and other asset-based investments require active monitoring and may, at times, require participation in business strategy or reorganization proceedings by the Adviser.  To the extent that the Adviser becomes involved in such proceedings, the Fund may have participated more actively in the affairs of the company than that assumed generally by a passive investor.  In addition, involvement by the Adviser in an issuer’s or portfolio company’s reorganization proceedings could result in the imposition of restrictions limiting the Fund’s ability to liquidate its position in the issuer and/or portfolio company.  Such investments would likely take more time to realize before generating any returns and may not pay Current proceeds during the course of reorganization, which would delay the return of capital to Fund investors.

The Fund is Subject to Risks Associated with Acquisitions of Portfolios of Loans.  The Fund may invest in portfolios of loans.  The Fund is unlikely to be able to evaluate the credit or other risks associated with each of the underlying borrowers or negotiate the terms of underlying loans as part of its acquisition but instead must evaluate and negotiate with respect to the entire portfolio of loans or, in the case where the Fund invests in contractual obligations to purchase portfolios of loans subsequently originated by a third party, with respect to the origination and credit selection processes of such third party rather than based on characteristics of a static portfolio of loans.  As a result, one or more of the underlying loans in a portfolio may not include some of the characteristics, covenants and/or protections generally sought when the Fund acquires or originates individual loans.  Furthermore, while some amount of defaults are expected to occur in portfolios, defaults in or declines in the value of investments in excess of these expected amounts may have a negative impact on the value of the portfolio and may reduce the return that the Fund receives in certain circumstances.

The Fund is Subject to Risks Associated with Revolver, Delayed-Draw and Line of Credit Investments.  The Fund is expected to, from time to time, incur contingent liabilities in connection with an investment.  For example, the Fund expects to participate in one or more investments that are structured as “revolvers,” “delayed-draws” or “lines of credit.”  These types of investments generally have funding obligations that extend over a period of time, and if the portfolio company subsequently draws down on the revolver or delayed-draw facility or on the line of credit, the Fund would be obligated to fund the amounts due.  However, there can be no assurance that a borrower will ultimately draw down on any such loan, in which case the Fund may never fund the investment (in full or in part), which may result in the Fund not fully deploying its capital.  There can be no assurance that the Fund will adequately reserve for its contingent liabilities and that such liabilities will not have an adverse effect on the Fund.

It is possible that a revolver, delayed-draw or line of credit investment would be bifurcated by the Adviser into separate investments, with certain investors (which may or may not include the Fund) participating in the initial drawdowns and other investors (which may or may not include the Fund) participating in the later drawdowns.  In this situation, it is possible that investors that participate in the initial funding of an investment may receive certain economic benefits in connection with such initial funding, such as OID, closing payments, or commitment fees and these benefits are expected to be allocated based on participation in the initial funding, regardless of participation in future funding obligations.  Conversely, the investors participating only in the later funding obligations will have the benefit of the most recent portfolio company performance information in evaluating their investment whereas the investors that participated in the initial drawdowns (which may or may not include the Fund) will be obligated in any event to fund such later funding obligations.  In certain cases, the Fund may participate in the initial funding of an investment, but may not participate in later-arising funding obligations (i.e., the revolver, delayed-draw or line of credit portions) related to such investment, including because of capacity limitations that an investment vehicle may have for making new revolver, delayed-draw investments or lines of credit or because OHA forms a new investment fund focused on investing in revolvers, delayed-draw investments and lines of credit.  As a result, the Fund may be allocated a smaller or larger portion of revolver, delayed-draw investments or lines of credit than other investors participating in the loan.  Where the Fund and any other participating investors have not participated in each funding of an investment on a pro rata basis, conflicts of interest may arise between the Fund and the other investors as the interests of the Fund and the other investors may not be completely aligned with respect to such investment.  In addition, a revolver, delayed draw investment or line of credit may be senior to the rest of the loan or to the initial funding, and as a result, the interests of the Fund may not be aligned with other participating investors.  There can be no assurance that the Fund will adequately reserve for its contingent liabilities and that such liabilities will not have an adverse effect on the Fund.

The Fund is Subject to Risks Associated with Subordinated Debt Tranches.  The Fund may make investments in securities, including senior or subordinated and equity tranches, issued by collateralized loan obligations (“CLOs”).  Investments in CLO securities are complex and are subject to a number of risks related to, among other things, changes in interest rates, the rate of defaults and recoveries in the collateral pool, prepayment rates, terms of loans purchased to replace loans in the collateral pool which have pre-paid, the exercise of remedies by more senior tranches and the possibility that no market will exist when the Fund seeks to sell its interests in CLO securities.  If a CLO fails to satisfy one of the coverage tests provided in its indenture, all distributions on those CLO securities held by the Fund will cease until that CLO brings itself back into compliance with such coverage tests.  CLO securities represent leveraged investments in the underlying collateral held by the CLO issuer.  The use of leverage creates risk for the holders because the leverage increases their exposure to losses with respect to the collateral.  As a result, the occurrence of defaults with respect to only a small portion of the collateral could result in the substantial or complete loss of the investment in the CLO securities.  Payments of principal of, and interest on, debt issued by CLOs, and dividends and other distributions on subordinated and equity tranches of a CLO, are subject to priority of payments.  CLO equity is subordinated to the prior payment of all obligations under debt securities.  Further, in the event of default under any debt securities issued by a CLO, and to the extent that any elimination, deferral or reduction in payments on debt securities occurs, such elimination will be borne first by CLO equity and then by the debt securities in reverse order of seniority.  Thus, the greatest risk of loss relating to defaults on the collateral held by CLOs is borne by the CLO equity.

The Fund is Subject to Risks Associated with Covenant-Lite Loans.  Although the Fund generally expects the transaction documentation of some portion of the Fund’s investments to include covenants and other structural protections, a portion of the Fund’s investments may be composed of so-called “covenant-lite loans.”  Generally, covenant-lite loans either do not have certain maintenance covenants that would require the issuer to maintain debt service or other financial ratios or do not contain common restrictions on the ability of the issuer to change significantly its operations or to enter into other significant transactions that could affect its ability to repay such loans.  Ownership of covenant-lite loans may expose the Fund to different risks, including with respect to liquidity, price volatility and ability to restructure loans, than is the case with loans that have financial maintenance covenants.  As a result, the Fund’s exposure to losses may be increased, which could result in an adverse impact on the issuer’s ability to comply with its obligations under the loan.

The Fund is Subject to Risks Associated with Investing in Equity.  Although not a focus of its investment strategy, the Fund could from time to time make equity investments.  The value of these securities generally will vary with the performance of the issuer and movements in the equity markets.  As a result, the Fund may suffer losses if it invests in equity of issuers whose performance diverges from the Adviser’s expectations or if equity markets generally move in a single direction and the Fund has not hedged against such a general move.  Equity investments generally will not feature any structural or contractual protections or payments that the Fund may seek in connection with its debt investments.  In addition, investments in equity may give rise to additional taxes and/or risks and the Fund may hold these investments through entities treated as corporations for U.S. federal income tax purposes or other taxable structures which may reduce the return from such investments.

The Fund is Subject to Risks Associated with Investing in Convertible Securities.  Although not a focus of its investment strategy, the Fund could from time to time make investments in convertible securities. Convertible securities are bonds, debentures, notes, preferred stocks or other securities that may be converted into or exchanged for a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula.  A convertible security entitles its holder to receive interest that is generally paid or accrued on debt or a dividend that is paid or accrued on preferred stock, in each case, until the convertible security matures or is redeemed, converted or exchanged.  Because of their embedded equity component, the value of convertible securities is sensitive to changes in equity volatility and price and a decrease in equity volatility and price could result in a loss for the Fund.  The debt characteristic of convertible securities also exposes the Fund to changes in interest rates and credit spreads.  The value of the convertible securities may fall when interest rates rise or credit spreads widen.  The conversion value of a convertible security is determined by the market price of the underlying common stock.  If the conversion value is low relative to the investment value, the price of the convertible security is governed principally by its investment value.  To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible security will be increasingly influenced by its conversion value.  A convertible security generally will sell at a premium over its conversion value by the extent to which investors place value on the right to acquire the underlying common stock while holding a fixed income security.  Generally, the amount of the premium decreases as the convertible security approaches maturity.  A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument.  If a convertible security held by the Fund is called for redemption, the Fund will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party.  Any of these actions could have an adverse effect on the Fund’s ability to achieve its investment objective.  The Fund’s exposure to these risks may be unhedged or only partially hedged.

To a lesser extent, the Fund may invest in contingent convertible securities. Contingent convertible securities are subject to additional risks factors. A contingent convertible security is a hybrid debt security typically issued by a non-U.S. bank that may be convertible into equity or may be written down if a pre specified trigger event such as a decline in capital ratio below a prescribed threshold occurs. If such a trigger event occurs, the Fund may lose the principal amount invested on a permanent or temporary basis or the contingent convertible security may be converted to equity. Coupon payments on contingent convertible securities may be discretionary and may be cancelled by the issuer. Holders of contingent convertible securities may suffer a loss of capital when comparable equity holders do not.

The Fund is Subject to Risks Associated with Investing in Structured Credit Instruments. The Fund may invest in structured credit instruments.  Structured securities are extremely complex and are subject to risks related to, among other things, changes in interest rates, the rate of defaults in the collateral pool, the exercise of redemption rights by more senior tranches and the possibility that a liquid market will not exist in when the Fund seeks to sell its interest in a structured security.

The Fund is Subject to Risks Associated with Assignments and Participations.  The Fund may acquire investments directly, by way of assignment or indirectly by way of participation.  The purchaser of an assignment of a loan obligation typically succeeds to all the rights and obligations of the selling institution and becomes a lender under the loan or credit agreement with respect to the loan obligation.  In contrast, participations acquired in a portion of a loan obligation held by a selling institution typically result in a contractual relationship only with such selling institution, not with the obligor.  Therefore, holders of indirect participation interests are subject to additional risks not applicable to a holder of a direct assignment interest in a loan.  In purchasing a participation, the Fund generally would have no right to enforce compliance by the obligor with the terms of the loan or credit agreement or other instrument evidencing such loan obligation, nor any rights of set-off against the obligor, and the Fund may not directly benefit from the collateral supporting the loan obligation in which it has purchased the participation.  As a result, the Fund would assume the credit risk of both the obligor and the selling institution, which would remain the legal owner of record of the applicable loan.  In the event of the insolvency of the selling institution, the Fund may be treated as a general creditor of the selling institution in respect of the participation, may not benefit from any set-off exercised by the selling institution against the obligor and may be subject to any set-off exercised by the obligor against the selling institution.  Assignments and participations are typically sold strictly without recourse to the selling institution, and the selling institution generally will make no representations or warranties about the underlying loan, the portfolio companies, the terms of the loans or any collateral securing the loans.  Certain loans have restrictions on assignments and participations which may negatively impact the Fund’s ability to exit from all or part of its investment in a loan.  In addition, if a participation interest is purchased from a selling institution that does not itself retain any portion of the applicable loan, such selling institution may have limited interests in monitoring the terms of the loan agreement and the continuing creditworthiness of the borrower.

The Fund is Subject to Risks Relating to Fraudulent Conveyances and Voidable Preferences by Issuers.  Under U.S. legal principles, in a lawsuit brought by an unpaid creditor or representative of creditors of an issuer of indebtedness (including a bankruptcy trustee), if a court were to find that the issuer did not receive fair consideration or reasonably equivalent value for incurring the indebtedness or for granting security, and that after giving effect to such indebtedness or such security, the issuer (a) was insolvent, (b) was engaged in a business for which the remaining assets of such issuer constituted unreasonably small capital or (c) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, such court could determine to invalidate and avoid, in whole or in part, the obligation underlying an investment of the Fund as a constructive fraudulent conveyance.  The measure of insolvency for purposes of the foregoing will vary.  Generally, an issuer would be considered insolvent at a particular time if the sum of its debts was then greater than all of its property at a fair valuation, or if the present fair saleable value of its assets was then less than the amount that would be required to pay its probable liabilities on its existing debts as they became absolute and matured.  There can be no assurance as to what standard a court would apply to determine whether the issuer was “insolvent” after giving effect to the incurrence of the indebtedness in which the Fund invested or that, regardless of the method of valuation, a court would not determine that the issuer was “insolvent” upon giving effect to such incurrence.

In addition, it is possible a court may invalidate, in whole or in part, the indebtedness underlying an investment of the Fund as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the obligor or recover amounts previously paid by the obligor in satisfaction of such indebtedness.  Moreover, in the event of the insolvency of an issuer of a portfolio company, payments made on its indebtedness could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year) before the portfolio company becomes a debtor in a bankruptcy case.

Even if the Fund does not engage in conduct that would form the basis for a successful cause of action based upon fraudulent conveyance or preference law, there can be no assurance as to whether any lending institution or other party from which the Fund may acquire such indebtedness, or any prior holder of such indebtedness, has not engaged in any such conduct (or any other conduct that would subject such indebtedness to disallowance or subordination under insolvency laws) and, if it did engage in such conduct, as to whether such creditor claims could be asserted in a U.S. court (or in the courts of any other country) against the Fund so that the Fund’s claim against the issuer would be disallowed or subordinated.

The Fund is Subject to Risks Related to Bankruptcy.  One or more of the issuers of an investment held by the Fund may become involved in bankruptcy or similar proceedings.  There are a number of significant risks inherent in the bankruptcy process.  First, many events in a bankruptcy are adversarial and beyond the control of the creditors.  While creditors generally are afforded an opportunity to object to significant actions, there can be no assurance that a court would not approve actions which may be contrary to the interests of the Fund.  Reorganizations can be contentious and adversarial.  Participants may use the threat of, as well as actual, litigation as a negotiating technique.  Second, the duration of a bankruptcy case can only be roughly estimated.  The bankruptcy process can involve substantial legal, professional and administrative costs to the company and the Fund, it is subject to unpredictable and lengthy delays, and during the process the company’s competitive position may erode, key management may depart and the company may not be able to invest adequately.  In some cases, the company may not be able to reorganize and may be required to liquidate assets.  Any of these factors may adversely affect the return on a creditor’s investment.  Third, U.S. bankruptcy law permits the classification of “substantially similar” claims in determining the classification of claims in a reorganization for purpose of voting on a plan of reorganization.  Because the standard for classification is vague, there exists a significant risk that the Fund’s influence with respect to a class of securities can be lost by the inflation of the number and the amount of claims in, or other gerrymandering of, the class.  Fourth, in the early stages of the bankruptcy process it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made.  In addition, certain administrative costs and claims that have priority by law over the claims of certain creditors (for example, claims for taxes) may be substantial.  Fifth, a bankruptcy may result in creditors and equity holders losing their ranking and priority as such if they are considered to have taken over management and functional operating control of a debtor.  Sixth, the Fund may purchase creditor claims subsequent to the commencement of a bankruptcy case, and it is possible that such purchase may be disallowed by a court if it determines that the purchaser has taken unfair advantage of an unsophisticated seller, which may result in the rescission of the transaction (presumably at the original purchase price) or forfeiture by the purchaser.

Further, several judicial decisions in the United States have upheld the right of borrowers to sue lenders or bondholders on the basis of various evolving legal theories (collectively termed “lender liability”).  Generally, lender liability is founded upon the premise that an institutional lender or bondholder has violated an implied or contractual duty of good faith and fair dealing owed to the borrower or issuer or has assumed a degree of control over the borrower or issuer resulting in the creation of a fiduciary duty owed to the borrower or issuer or its other creditors or Members.  Because of the nature of certain of the investments, the Fund could be subject to allegations of lender liability.  Because of the potential of the Adviser to have investments in several positions in the same, different or overlapping levels of a portfolio company’s capital structure, the Fund may be subject to claims from creditors of a portfolio company that the investments should be equitably subordinated to the payment of other obligations of the portfolio company by reason of the conduct of the Fund, the Adviser or their respective affiliates.  In addition, under certain circumstances, a U.S. bankruptcy court could also recharacterize claims held by the Fund as equity interests, and thereby subject such claims to the lower priority afforded equity claims in certain restructuring scenarios.

The Fund is Subject to Risks Relating to Exit Financing.  The Fund may invest in portfolio companies that are in the process of exiting, or that have recently exited, the bankruptcy process.  Post-reorganization securities typically entail a higher degree of risk than investments in securities that have not undergone a reorganization or restructuring.  Moreover, post-reorganization securities can be subject to heavy selling or downward pricing pressure after the completion of a bankruptcy reorganization or restructuring.  If the Adviser’s evaluation of the anticipated outcome of an investment situation should prove incorrect, the Fund could experience a loss.

The Fund is Subject to Risks Relating to Bankruptcy Involving Non-U.S. Companies.  Investment in the debt of financially distressed companies domiciled outside the United States involves additional risks.  Bankruptcy law and process may differ substantially from that in the United States, resulting in greater uncertainty as to the rights of creditors, the enforceability of such rights, reorganization timing and the classification, seniority and treatment of claims.  In certain developing countries, although bankruptcy laws have been enacted, the process for reorganization remains highly uncertain, while other developing countries may have no bankruptcy laws enacted, adding further uncertainty to the process for reorganization.

The Fund is Subject to Risks Relating to Creditors’ Committee and/or Board Participation.  In connection with some of the investments, the Fund may, but is not obligated to, seek representation on official and unofficial creditors’ committees and/or boards (or comparable governing bodies) of the portfolio companies.  While such representation may enable the Adviser to enhance the value of the investments, it may also prevent the Fund from disposing of the investments in a timely and profitable manner, because serving on a creditors’ committee increases the possibility that the Fund will be deemed an “insider” or a “fiduciary” of the portfolio company.  If the Adviser concludes that its obligations owed to the other parties as a committee or group member conflict with its duties owed to the Fund, it may resign from that committee or group, and the Fund may not realize the benefits, if any, of participation on the committee or group.  If representation on a creditors’ committee or board causes the Fund or the Adviser to be deemed affiliates or related parties of the portfolio company, the securities of such portfolio company held by the Fund may become restricted securities, which are not freely tradable.  Participation on a creditors’ committee and/or board representation may also subject the Fund to additional liability to which they would not otherwise be subject as an ordinary course, third-party investor.  The Fund will indemnify the Adviser or any other person designated by the Adviser for claims arising from such board and/or committee representation, which could adversely affect the return on the investments.  The Fund will attempt to balance the advantages and disadvantages of such representation when deciding whether and how to exercise its rights with respect to such portfolio companies, but changes in circumstances could produce adverse consequences in particular situations.

The Fund is Subject to Risks of Investments in Special Situations.  The Fund’s investments may involve investments in ‘event-driven’ special situations such as recapitalizations, spinoffs, corporate and financial restructurings, litigation or other liability impairments, turnarounds, management changes, consolidating industries and other catalyst-oriented situations.  Investments in such securities are often difficult to analyze, have limited trading histories and have limited in-depth research coverage and, therefore, may present an increased risk of loss to the Fund.

The Fund is Subject to Risks Associated with Real Estate.  The Fund may invest in mortgage-backed securities, individual mortgages and other real estate credit investments.  Investments in mortgage-backed securities are subject to the risks applicable to the risks described above in “– Risks Associated with Subordinated Debt Tranches,” as well as the risks applicable to real estate investments generally.  With respect to particular real estate credit investments, real estate debt instruments that are in default may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and/or a substantial write-down of the principal of such debt instruments.  Even if a restructuring were successful, a risk exists that upon maturity of such real estate debt instrument, replacement “takeout” financing will not be available.  It is possible that the Adviser may find it necessary or desirable to foreclose on collateral securing one or more real estate debt instruments purchased by the Fund.  The foreclosure process can be lengthy, uncertain and expensive.  Real estate risks typically include fluctuations in the real estate markets, slowdown in demand for the purchase or rental of properties, changes in the relative popularity of property types and locations, the oversupply of a certain type of property, changes in regional, national and international economic conditions, adverse local market conditions, the financial conditions of tenants, buyers and sellers of properties, changes in building, environmental, zoning and other laws and other governmental rules and fiscal policies, changes in real property tax rates or the assessed values of the investments, changes in interest rates and the availability or terms of debt financing, changes in operating costs, risks due to dependence on cash flow, environmental claims arising in respect of real estate acquired with undisclosed or unknown environmental problems or as to which inadequate reserves had been established, uninsured casualties, risks due to dependence on cash flow and risks and operating problems arising out of the presence of certain construction materials, unavailability of or increased cost of certain types of insurance coverage, such as terrorism insurance, fluctuations in energy prices, acts of God, natural disasters and uninsurable losses, acts of war (declared and undeclared), terrorist acts, strikes and other factors which are not within the control of the Adviser.

The Fund is Subject to Risks Associated with Investments in Portfolio Companies in Regulated Industries.  Certain industries are heavily regulated.  The Fund may make loans to borrowers operating in industries that are subject to greater amounts of regulation than other industries generally.  These more highly regulated industries may include, among others, energy and power, gaming and healthcare.  Investments in borrowers that are subject to a high level of governmental regulation pose additional risks relative to loans to other companies generally.  Changes in applicable laws or regulations, or in the interpretations of these laws and regulations, could result in increased compliance costs or the need for additional capital expenditures.  If a portfolio company fails to comply with these requirements, it could also be subject to civil or criminal liability and the imposition of fines.  A portfolio company also could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company.  Governments have considerable discretion in implementing regulations that could impact a portfolio company’s business, and governments may be influenced by political considerations and may make decisions that adversely affect a portfolio company’s business.  Additionally, certain portfolio companies may have a unionized workforce or employees who are covered by a collective bargaining agreement, which could subject any such portfolio company’s activities and labor relations matters to complex laws and regulations relating thereto.  Moreover, a portfolio company’s operations and profitability could suffer if it experiences labor relations problems.  A work stoppage at one or more of any such portfolio company’s facilities could have a material adverse effect on its business, results of operations and financial condition.  Any such problems additionally may bring scrutiny and attention to the Fund, which could adversely affect the Fund’s ability to implement its investment objective.

The Fund is Subject to Risks Associated with Investments in Original Issue Discount and Payment-In-Kind Instruments.  To the extent that we invest in OID or PIK instruments and the accretion of OID or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•
the higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;

•	OID and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;

•	the use of PIK and OID securities may provide certain benefits to the Fund’s adviser, including increased management fees and incentive compensation;

•
an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Adviser’s future base management fees which, thus, increases the Adviser’s future income incentive fees at a compounding rate;

•
market prices of PIK instruments and other zero coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;

•	the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;

•	even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;

•
for accounting purposes, cash distributions to investors representing OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;

•
the required recognition of OID or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to Members in order to maintain our ability to maintain tax treatment as a RIC for US federal income tax purposes; and

•	OID may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

In addition, the part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that accrues prior to being received in cash, such as OID, market discount, and income arising from debt instruments with PIK interest or zero coupon securities. If a portfolio company defaults on a loan that provides for such accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible, and the Adviser will have no obligation to refund any fees it received in respect of such accrued income.

The Fund is Subject to Risks Arising from Entering into a TRS Agreement.  A total return swap (“TRS”) is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements. For purposes of computing the Fund’s incentive fee on income and the incentive fee on capital gains, the calculation methodology will look through derivative financial instruments or swaps as if we owned the reference assets directly.

A TRS is subject to market risk, liquidity risk and risk of imperfect correlation between the value of the TRS and the loans underlying the TRS. In addition, we may incur certain costs in connection with the TRS that could in the aggregate be significant. A TRS is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty.

The Fund is Subject to Risks Associated with Repurchase Agreements.  Subject to our investment objective and policies, it is possible the Fund could invest in repurchase agreements as a buyer for investment purposes. Repurchase agreements typically involve the acquisition by the Fund of debt securities from a selling financial institution such as a bank, savings and loan association or broker-dealer. The agreement provides that the Fund will sell the securities back to the institution at a fixed time in the future for the purchase price plus premium (which often reflects the interests). The Fund does not bear the risk of a decline in the value of the underlying security unless the seller defaults under its repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, the Fund could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which the Fund seeks to enforce its rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses of enforcing its rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, the Fund generally will seek to liquidate such collateral. However, the exercise of the Fund’s right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, the Fund could suffer a loss.

The Fund is Subject to Risks Relating to Securities Lending Agreements.  The Fund could from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions if our asset coverage, as defined in the 1940 Act, would at least equal 150% (equivalent to $2 of debt outstanding for each $1 of equity) immediately after each such loan. The risks in lending portfolio securities, as with other extensions of credit, consist of possible delay in recovery of the securities or possible loss of rights in the collateral should the borrower fail financially. However, such loans will be made only to brokers and other financial institutions that are believed by the Adviser to be of high credit standing. Securities loans are made to broker-dealers pursuant to agreements requiring that loans be continuously secured by collateral consisting of U.S. government securities, cash or cash equivalents (e.g., negotiable certificates of deposit, bankers’ acceptances or letters of credit) maintained on a daily mark-to-market basis in an amount at least equal at all times to the market value of the securities lent. If the Fund enters into a securities lending arrangement, the Adviser, as part of its responsibilities under the Advisory Agreement, will invest the Fund’s cash collateral in accordance with the Fund’s investment objective and strategies. The Fund will pay the borrower of the securities a fee based on the amount of the cash collateral posted in connection with the securities lending program. The borrower will pay to the Fund, as the lender, an amount equal to any dividends or interest received on the securities lent.

The Fund may invest the cash collateral received only in accordance with its investment objective, subject to the Fund’s agreement with the borrower of the securities. In the case of cash collateral, the Fund expects to pay a rebate to the borrower. The reinvestment of cash collateral will result in a form of effective leverage for the Fund.

Although voting rights or rights to consent with respect to the loaned securities pass to the borrower, the Fund, as the lender, will retain the right to call the loans and obtain the return of the securities loaned at any time on reasonable notice, and it will do so in order that the securities may be voted by the Fund if the holders of such securities are asked to vote upon or consent to matters materially affecting the investment. The Fund may also call such loans in order to sell the securities involved. When engaged in securities lending, the Fund’s performance will continue to reflect changes in the value of the securities loaned and will also reflect the receipt of interest through investment of cash collateral by the Fund in permissible investments.

Risks Relating to Certain Regulatory and Tax Matters

The Fund is Subject to Risks Relating to Regulations Governing the Fund’s Operation as a BDC.  The Fund will not generally be able to issue and sell its Shares at a price below net asset value per share. The Fund may, however, sell Shares, or warrants, options or rights to acquire the Fund’s Shares, at a price below the then-current net asset value per share of the Fund’s Shares if the Fund’s Board determines that such sale is in the Fund’s best interests, and if investors approve such sale. In any such case, the price at which the Fund’s securities are to be issued and sold may not be less than a price that, in the determination of the Fund’s Board, closely approximates the market value of such securities (less any distributing commission or discount). If the Fund raises additional funds by issuing Shares or senior securities convertible into, or exchangeable for, its Shares, then the percentage ownership of investors at that time will decrease, and investors may experience dilution.

The Fund Must Invest a Sufficient Portion of Assets in Qualifying Assets.  The Fund may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of the Fund’s total assets are qualifying assets.

The Fund believes that most of the investments that it may acquire in the future will constitute qualifying assets. However, the Fund may be precluded from investing in what it believes to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If the Fund does not invest a sufficient portion of its assets in qualifying assets, it could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent the Fund, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of its position) or could require the Fund to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If the Fund needs to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. The Fund may not be able to find a buyer for such investments and, even if a buyer is found, the Fund may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on the Fund’s business, financial condition, results of operations and cash flows.

If the Fund does not maintain its status as a BDC, it would be subject to regulation as a registered closed-end management investment company under the 1940 Act. As a registered closed-end management investment company, the Fund would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease its operating flexibility.

The Fund May Incur Significant Costs as a Result of Being an Exchange Act Reporting Company. As an Exchange Act reporting company, the Fund will incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC.

New or Modified Laws or Regulations Governing Our Operations May Adversely Affect Our Business.  The Fund’s portfolio companies and the Fund are subject to regulation by-laws at the U.S. federal, state, and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations, and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on the Fund’s business. The effects of such laws and regulations on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. President Biden may support an enhanced regulatory agenda that imposes greater costs on all sectors and on financial services companies in particular.

Future legislative and regulatory proposals directed at the financial services industry that are proposed or pending in the U.S. Congress may negatively impact the operations, cash flows or financial condition of the Fund or its portfolio companies, impose additional costs on portfolio companies or the Fund intensify the regulatory supervision of the Fund or its portfolio companies or otherwise adversely affect the Fund’s business or the business of its portfolio companies. Laws that apply to the Fund, either now or in the future, are often highly complex and may include licensing requirements. The licensing process can be lengthy and can be expected to subject the Fund to increased regulatory oversight. Failure, even if unintentional, to comply fully with applicable laws may result in sanctions, fines, or limitations on the ability of the Fund or the Adviser to do business in the relevant jurisdiction or to procure required licenses in other jurisdictions, all of which could have a material adverse effect on the Fund. In addition, if the Fund does not comply with applicable laws and regulations, it could lose any licenses that it then holds for the conduct of its business and may be subject to civil fines and criminal penalties.

Additionally, changes to the laws and regulations governing Fund operations, including those associated with RICs, may cause the Fund to alter its investment strategy in order to avail itself of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to the Fund’s strategies and plans and may shift the Fund’s investment focus from the areas of expertise of the Adviser to other types of investments in which the Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on the Fund’s results of operations and the value of an investor’s investment. If the Fund invests in commodity interests in the future, the Adviser may determine not to use investment strategies that trigger additional regulation by the CFTC or may determine to operate subject to CFTC regulation, if applicable. If the Adviser or the Fund were to operate subject to CFTC regulation, the Fund may incur additional expenses and would be subject to additional regulation.

In addition, certain regulations applicable to debt securitizations implementing credit risk retention requirements that have taken effect in both the U.S. and in Europe may adversely affect or prevent the Fund from entering into securitization transactions. These risk retention rules will increase the Fund’s cost of funds under, or may prevent the Fund from completing, future securitization transactions. In particular, the U.S. Risk Retention Rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization, such as CLOs, in the absence of an exemption, to retain an economic interest in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. Given the more attractive financing costs associated with these types of debt securitizations as opposed to other types of financing available (such as traditional senior secured facilities), this increases our financing costs, which increases the financing costs ultimately be borne by the Fund’s investors.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension by the Biden Administration could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of the Fund or otherwise adversely affect the Fund’s business, financial condition and results of operations.

Changes to the Dodd-Frank Act May Adversely Impact the Fund. The enactment of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other financial regulations curtailed certain investment activities of U.S. banks.  As a result, alternative providers of capital (such as the Fund) were able to access certain investment opportunities on a larger scale.  If the restrictions under the Dodd-Frank Act are curtailed or repealed, banks may be subject to fewer restrictions on their investment activities, thereby increasing competition with the Fund for potential investment opportunities.  As a result, any changes to the Dodd-Frank Act may adversely impact the Fund.

The Fund is Subject to Risks Relating to Pay-to-Play Laws, Regulations and Policies.  Many states, their subdivisions and associated pension plans have adopted so-called “pay-to-play” laws, rules, regulations or policies which prohibit, restrict or require disclosure of payments to, and/or certain contacts with, certain politicians or officials associated with public entities by individuals and entities seeking to do business with related entities, including seeking investments by public retirement funds in collective investment funds such as the Fund. The SEC also has adopted rules that, among other things, prohibit an investment adviser from providing advisory services for compensation with respect to a government plan investor for two years after the adviser or certain of its executives or employees makes a contribution to certain elected officials or candidates for certain elected offices.  If the Adviser or the Adviser’s respective employees or affiliates violate such pay-to-play laws, rules, regulations or policies, such non-compliance could have an adverse effect on the Fund by, for example, providing the basis for the ability of such government-affiliated pension plan investor to cease funding its obligations to the Fund or to withdraw from the Fund.

The Fund is Subject to Risks Relating to Government Policies, Changes in Laws, and International Trade.  Governmental regulatory activity, especially that of the Board of Governors of the U.S. Federal Reserve System, may have a significant effect on interest rates and on the economy generally, which in turn may affect the price of the securities in which the Fund plans to invest.  High interest rates, the imposition of credit controls or other restraints on the financing of takeovers or other acquisitions could diminish the number of merger tender offers, exchange offers or other acquisitions, and as a consequence have a materially adverse effect on the activities of the Fund.  Moreover, changes in U.S. federal, state, and local tax laws, U.S. federal or state securities and bankruptcy laws or in accounting standards may make corporate acquisitions or restructurings less desirable or make risk arbitrage less profitable.  Amendments to the U.S. Bankruptcy Code or other relevant laws could also alter an expected outcome or introduce greater uncertainty regarding the likely outcome of an investment situation.

In addition, governmental policies could create uncertainty for the global financial system and such uncertainty may increase the risks inherent to the Fund and its activities.  For example, in March 2018, the United States imposed an additional 25% tariff under Section 232 of the Trade Expansion Act of 1962, as amended, on steel products imported into the United States.  Furthermore, in May 2019, the United States imposed a 25% tariff on certain imports from China, and China reacted with tariffs on certain imports from the United States.  These tariffs and restrictions, as well as other changes in U.S. trade policy, have resulted in, and may continue to trigger, retaliatory actions by affected countries, including imposing trade sanctions on certain U.S. products.  A “trade war” of this nature has the potential to increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on imports and exports.  Prospective Fund investors should realize that any significant changes in governmental policies (including tariffs and other policies involving international trade) could have a material adverse impact on the Fund and its investments.

The Fund is Subject to Risks Relating to General Data Protection Regulations.  In Europe, the General Data Protection Regulation (“GDPR”) was made effective on May 25, 2018, introducing substantial changes to current European privacy laws.  It has superseded the existing Data Protection Directive, which is the key European legislation governing the use of personal data relating to living individuals.  The GDPR provides enhanced rights to individuals with respect to the privacy of their personal data and applies not only to organizations with a presence in the European Union which use or hold data relating to living individuals, but also to those organizations that offer services to individual European Union investors.  In addition, although regulatory behavior and penalties under the GDPR remain an area of considerable scrutiny, it does increase the sanctions for serious breaches to the greater of €20 million or 4% of worldwide revenue, the impact of which could be significant.  Compliance with the GDPR may require additional measures, including updating policies and procedures and reviewing relevant IT systems, which may create additional costs and expenses for the Fund and therefore the Fund investors.  The Fund may have indemnification obligations in respect of, or be required to pay the expenses relating to, any litigation or action as a result of any purported breach of the GDPR.  Fund investors other than individuals in the European Union may not be afforded the protections of the GDPR.

The Fund is Subject to Risks Relating to the Discontinuance of LIBOR.  The London Interbank Offered Rate (“LIBOR”) is an estimate of the rate at which a sub-set of banks could borrow money on an uncollateralized basis from other banks.  The Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that it will not compel banks to contribute to LIBOR after 2021.  The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of large U.S. financial institutions, began publishing an alternative rate for U.S. dollar LIBOR called the Secured Overnight Financing Rate (“SOFR”). The ARRC has identified the SOFR as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transaction. The Bank of England followed suit in April 2018 by publishing its proposed alternative rate, the Sterling Overnight Index Average (“SONIA”).

Given the inherent differences between LIBOR, SOFR and SONIA, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including, but not limited to, the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR, SONIA or other replacement rates may fail to gain market acceptance. Any failure of SOFR, SONIA or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates.

At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to Fund or on the Fund’s overall financial condition or results of operations. In addition, if LIBOR ceases to exist, the Fund may need to renegotiate credit agreements extending beyond the LIBOR phase out date with portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on the Fund’s overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest a lower interest rate, which could have an adverse impact on the Fund’s results of operations. Moreover, if LIBOR ceases to exist, the Fund may need to renegotiate certain terms of its credit facilities. If the Fund is unable to do so, amounts drawn under its credit facilities may bear interest at a higher rate, which would increase the cost of its borrowings and, in turn, affect its results of operations.

Since December 31, 2021, all sterling, euro, Swiss franc and Japanese yen LIBOR settings and the 1-week and 2-month U.S. dollar LIBOR settings have ceased to be published on a representative basis, and it is anticipated that after June 30, 2023, the overnight, 1-month, 3-month, 6-month and 12-month U.S. dollar LIBOR settings will cease to be published on a representative basis. Although some settings of U.S. dollar LIBOR continue to be published, there is no assurance that LIBOR will continue to exist as a representative rate until June 30, 2023, or at any time thereafter. In addition, certain regulated entities have ceased entering into most new LIBOR contracts in connection with regulatory prohibitions or supervisory guidance. On March 8, 2021, the ARRC confirmed that in its opinion the March 5, 2021 announcements by the IBA and the FCA on the future cessation and loss of the representativeness of the LIBOR benchmark rates constitutes a “benchmark transition event” with respect to all U.S. dollar LIBOR settings. A “benchmark transition event” may cause, or allow for, certain contracts to replace LIBOR with an alternative reference rate and such replacement could have a material and adverse impact on the CLO market, the leveraged loan market and/or the Fund. Regulators continue to emphasize the importance of LIBOR transition planning. Accordingly, new contracts are strongly encouraged to use a different benchmark rate or have robust fallback language in place. There remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate. As such, the potential effect of a transition away from LIBOR on the Fund or the financial instruments in which the Fund invests can be difficult to ascertain, and they may vary depending on factors that include, but are not limited to: (i) existing fallback or termination provisions in individual contracts and (ii) whether, how, and when industry participants develop and adopt new reference rates and fallbacks for both legacy and new products and instruments.

The Internal Revenue Service (the “IRS”) has issued regulations regarding the tax consequences of the transition from LIBOR or another interbank offered rate (“IBOR”) to a new reference rate in debt instruments and non-debt contracts. Under the regulations, alteration or modification of the terms of a debt instrument to replace an operative rate that uses a discontinued IBOR with a qualified rate (as defined in the regulations) including true up payments equalizing the fair market value of contracts before and after such IBOR transition, to add a qualified rate as a fallback rate to a contract whose operative rate uses a discontinued IBOR or to replace a fallback rate that uses a discontinued IBOR with a qualified rate would not be taxable. The IRS may provide additional guidance, with potential retroactive effect.

The Fund is Subject to Risks Arising from Potential Controlled Group Liability.  Under certain circumstances it would be possible for the Fund, along with its affiliates, to obtain a controlling interest (i.e., 80% or more) in certain portfolio companies.  This could occur, for example, in connection with a work out of the portfolio company’s debt obligations or a restructuring of the portfolio company’s capital structure.  Based on recent federal court decisions, there is a risk that the Fund (along with its affiliates) would be treated as engaged in a “trade or business” for purposes of ERISA’s controlled group rules.  In such an event, the Fund could be jointly and severally liable for a portfolio company’s liabilities with respect to the underfunding of any pension plans which such portfolio company sponsors or to which it contributes.  If the portfolio company were not able to satisfy those liabilities, they could become the responsibility of the Fund, causing it to incur potentially significant, unexpected liabilities for which reserves were not established.

The Fund is Subject to Risks Related to Being an “Emerging Growth Company”. We will be and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) in which we have total annual gross revenue of at least $1.07 billion, or (ii) in which we are deemed to be a large accelerated filer, which means the market value of our Shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three- year period. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our Shares less attractive because we will rely on some or all of these exemptions. If some investors find our Shares less attractive as a result, there may be a less active trading market for our Shares and our Share price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

The Fund is Subject to Risks Arising from Compliance with the SEC’s Regulation Best Interest.  Broker-dealers must comply with Regulation Best Interest, which, among other requirements, enhances the existing standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonably available alternatives in the best interests of their clients. There are likely alternatives to us that are reasonably available to you, through your broker or otherwise, and those alternatives may be less costly or have a lower investment risk. Among other alternatives, listed BDCs may be reasonable alternatives to an investment in our Shares, and may feature characteristics like lower cost, less complexity, and lesser or different risks. Investments in listed securities also often involve nominal or zero commissions at the time of initial purchase. The impact of Regulation Best Interest on broker-dealers participating in our offering cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend this offering to retail customers.

Federal Income Tax Risks

The Fund is Subject to RIC Qualification Risks. To obtain and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and asset diversification requirements. If we do not qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

The Fund May Experience Difficulty with Paying Required Distributions.  For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any OID or other amounts accrued will be included in our investment company taxable income for the period of the accrual, we may be required to make a distribution to our Members in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus may become subject to corporate-level income tax.  The resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

Some Investments May be Subject to Corporate-Level Income Tax. We may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).

Certain Portfolio Investments May Present Special Tax Issues. We expect to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues. U.S. federal income tax rules are not entirely clear about certain issues related to such investments such as when we may cease to accrue interest, OID or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us, to the extent necessary, to distribute sufficient income to preserve our tax status as a RIC and minimize the extent to which we are subject to U.S. federal income or excise tax.

Legislative or Regulatory Tax Changes Could Adversely Affect Investors.  At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. The Biden Administration has enacted significant changes to the existing U.S. tax rules that include, among others, a minimum tax on book income and profits of certain multinational corporations, and there are a number of proposals in the U.S. Congress that would similarly modify the existing U.S. tax rules. The likelihood of any new legislation being enacted is uncertain. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our Members. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our Shares or the value or the resale potential of our investments.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We maintain our principal executive office at 1 Vanderbilt Avenue, 16th Floor, New York, NY 10017. We do not own any real estate. We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the same area.

Item 3.	Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II.

Item 5.	Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our outstanding Shares are offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2), Regulation D and Regulation S. Accordingly, the Fund is offering the Fund’s Shares only (1) to “accredited investors” (as defined in Rule 501 under the Securities Act) and (2) outside the United States in compliance with Regulation S, in reliance upon exemptions from the registration requirements of the Securities Act. There is no public market for our Shares currently, and we do not expect one will develop.

Because our Shares have been acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and can be required to be held indefinitely. Such Shares cannot be sold, transferred, assigned, pledged or otherwise disposed of unless (1) our consent is granted and (2) the Shares are registered under applicable securities laws or specifically exempted from registration (in which case the Member could, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). While the Fund expects not to unreasonably withhold its prior written consent to transfers by the Fund’s Shareholders, the Fund may withhold its consent if any such transfer would have adverse tax, regulatory or other consequences. Accordingly, an investor must be willing to bear the economic risk of investment in the Shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Shares can be made except by registration of the transfer on our books. Additionally, to the extent the Fund approves any transfers or the foregoing restriction lapses, investors are subject to restrictions on resale and transfer associated with securities sold pursuant to Regulation D, Regulation S and other exemptions from registration under the Securities Act. Unless and until the Fund’s Shares were to become registered under the Securities Act, it may be transferred only in transactions that are exempt from registration under the Securities Act and the applicable securities laws of other jurisdictions.

Each transferee will be required to execute, prior to the acceptance of any order, an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Shares and to execute such other instruments or certifications as are reasonably required by us.

Any transfers of shares of the Fund’s Shares in violation of the foregoing provisions will be void, and any intended recipient of the Fund’s Shares will acquire no rights in such shares and will not be treated as the Fund’s Shareholder for any purpose.

Holders

As of February 24, 2023 we had two stockholders of record of the Fund’s Shares.

Distribution Policy

To the extent that we have taxable income available, we intend to distribute quarterly dividends to our stockholders. The amount of our dividends, if any, are determined by our Board of Directors. Dividends and distributions are recorded on the record date. The amount to be paid out as a dividend is determined by the Board each quarter and is generally based upon the earnings estimated by management. Distributions will generally be paid from net investment income. Net realized capital gains, if any, are distributed at least annually, although we may decide to retain such capital gains for investment. If we do not generate sufficient net investment income during a year, all or part of a distribution may constitute a return of capital. The specific tax characteristics of our dividends and other distributions will be reported to stockholders after the end of each calendar year. Any dividends to our stockholders will be declared out of assets legally available for distribution.

Fair Value Measurements

The Fund is required to report its investments for which current market values are not readily available at fair value. The Fund values its investments in accordance with ASC Topic 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC Topic 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. See “Determination of Net Asset Value” for more information on how we value our investments.

Reports to Shareholders

We plan to furnish our Shareholders with an annual report for each fiscal year (or period) ending December 31 containing financial statements audited by our independent public accounting firm. Additionally, we intend to continue to comply with the periodic reporting requirements of the Exchange Act.

Recent Sales of Unregistered Securities

Except as previously reported by the Fund on its current reports on Form 8-K, the Fund did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to and should be read in conjunction with our financial statements and the accompanying Notes to the Financial Statements.

Overview

OHA Senior Private Lending Fund (U) LLC is a Delaware limited liability company formed June 27, 2022.  We are an externally managed, closed-end, diversified management investment company that elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. OHA Private Credit Advisors II, L.P. (the “Advisor”) is the investment adviser of the Company. In addition, for U.S. federal income tax purposes, we elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, beginning with our fiscal year (or period) ending December 31, 2022. We were formed to make investments and generate returns in the form of current income and long-term capital appreciation.

The Fund will seek to achieve attractive risk-adjusted returns by investing primarily in the non-investment grade credit markets in North America and Europe, with a primary focus on direct lending in the United States. The Fund will target investments in well-established, larger companies generally with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $75 million or greater (“Larger Borrowers”), consistent with OHA’s investment history and proven investment process. We believe that credit profiles of Larger Borrowers generally benefit from greater business diversification, stronger market positions, experienced management teams and a greater ability to navigate challenging markets.

Subject to any restrictions imposed under the 1940 Act, any related RIC asset diversification requirements and any guidelines and limitations set forth herein, the Fund’s investments are expected to primarily consist of senior secured first lien loans and unitranche loans, but may include second lien loans or other assets. The Fund will seek target position sizes of 2% to 5% of NAV and seek to allocate (a) greater than or equal to 80% of NAV to first lien and unitranche loans and (b) less than or equal to 20% of NAV to second lien loans. The Fund’s investment mandate will be structured so as to allow for co-investment across OHA’s entire platform, based on existing SEC exemptive relief under Rule 17d-1 under the 1940 Act and any additional SEC exemptive relief obtained in the future.

Investments

We focus primarily on senior secured loans and securities of private U.S. companies. level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to private companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make.

Revenues

We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses

Our primary operating expenses include the payment of fees to the Advisor under the Investment Management Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below.

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, rent, utilities, insurance, payroll taxes, bonuses, employee benefits, furnishings, telecommunications and certain information services and certain office expenses, including office supplies and equipment and other similar expenses and the other routine overhead expenses, of such personnel allocable to such services, (individually and collectively, “Overhead”) will be provided and paid for by the Adviser. We will bear all other reasonable costs and expenses of our operations, administration and transactions, including, but not limited to:

1)       investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Advisory Agreement;

2)      the Fund’s allocable portion of Overhead and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Fund’s chief compliance officer, chief financial officer, chief operating officer, and their respective staffs; (ii) investor relations, legal, operations, treasury and any other non-investment professionals at the Administrator that perform duties for the Fund; and (iii) any personnel of OHA or any of its affiliates providing non-investment related services to the Fund; and

3)       all other expenses of the Fund’s operations, administrations and transactions including, without limitation, those relating to:

(i)         organization and offering fees, costs and expenses associated with this offering (including legal, accounting (including expenses of in-house legal, accounting, tax and other professionals of the Adviser, inclusive of their allocated Overhead), printing, mailing, subscription processing and filing fees costs and expenses (including “blue sky” laws and regulations) and other offering fees costs and expenses, including fees, costs and expenses associated with technology integration between the Fund’s systems and those of participating intermediaries, diligence expenses of participating intermediaries, fees, costs and expenses in connection with preparing the preparation of the Fund’s governing documents, offering memoranda, sales materials and other marketing expenses, design and website fees, costs and expenses, fees, costs and expenses of the Fund’s transfer agent, fees, costs and expenses to attend retail seminars sponsored by participating intermediaries and fees, costs, expenses and reimbursements for travel, meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, intermediaries, registered investment advisors or financial or other advisors;

(ii)        all taxes, fees, costs, and expenses, retainers and/or other payments of accountants, legal counsel, advisors (including tax advisors), administrators, auditors (including, for the avoidance of doubt, the Fund’s financial audit, and with respect to any additional auditing required under The Directive 2011/61/EU of the European Parliament and of the Council of 8 June 2011 on Alternative Investment Fund Managers and any applicable legislation implemented by an EEA member state in connection with such Directive (the “AIFMD”)), investment bankers, administrative agents, paying agents, depositaries, custodians, trustees, sub-custodians, consultants (including individuals consulted through expert network consulting firms), engineers, senior advisors, industry experts, operating partners, deal sourcers (including personnel dedicated to but not employed by the Adviser), and other professionals (including, for the avoidance of doubt, the costs and charges allocable with respect to the provision of internal legal, tax, accounting, technology, portfolio reconciliation, portfolio compliance and reporting or other services or that are otherwise related to the implementation, maintenance and supervision of the procedures relating to the books and records of the Fund and any personnel related thereto, inclusive of their allocated Overhead (including secondees and temporary personnel or consultants that may be engaged on short- or long-term arrangements) as deemed appropriate by the Administrator, with the oversight of the Board, where such internal personnel perform services that would be paid by the Fund if outside service providers provided the same services); fees, costs, and expenses herein include (x) fees, costs and expenses for time spent by its in-house attorneys and tax advisors that provide legal advice and/or services to the Fund or its portfolio companies on matters related to potential or actual investments and transactions and the ongoing operations of the Fund and (y) fees, costs and expenses incurred to provide administrative and accounting services to the Fund or its portfolio companies, and fees, costs, expenses and charges incurred directly by the Fund or affiliates in connection such services (including overhead related thereto), in each case, (I) that are specifically charged or specifically allocated or attributed by the Administrator, with the oversight of the Board, to the Fund or its portfolio companies and (II) provided that any such amounts shall not be greater than what would be paid to an unaffiliated third party for substantially similar advice and/or services of the same skill and expertise, in accordance with the Adviser’s expense allocation policy);

(iii)         all fees, costs, expenses of calculating the Fund’s NAV, including the cost of any third-party valuation services;

(iv)         all fees, costs, expenses of effecting any sales of the Shares and other securities;

(v)          any fees, costs, expenses payable under any managing dealer and selected intermediary agreements, if any;

(vi)         all interest and fees, costs and expenses arising out of all borrowings, guarantees and other financings or derivative transactions (including interest, fees and related legal expenses) made or entered into by the Fund, including, but not limited to, the arranging thereof and related legal expenses;

(vii)        all fees, costs and expenses of any loan servicers and other service providers and of any custodians, lenders, investment banks and other financing sources;

(viii)       all fees, costs and expenses incurred in connection with the formation or maintenance of entities or vehicles to hold the Fund’s assets for tax or other purposes;

(ix)         all fees, costs and expenses of derivatives and hedging;

(x)        all fees, costs and expenses, including travel, entertainment, lodging and meal expenses, incurred by the Adviser, or members of its investment team, or payable to third parties, in evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies, including such expenses related to potential investments that were not consummated, and, if necessary, enforcing the Fund’s rights;

(xi)         all fees, costs and expenses (including the allocable portions of Overhead and out-of-pocket expenses such as travel expenses) or an appropriate portion thereof of employees of the Adviser to the extent such expenses relate to attendance at meetings of the Board or any committees thereof;

(xii)       all fees, costs and expenses, if any, incurred by or on behalf of the Fund in developing, negotiating and structuring prospective or potential investments that are not ultimately made, including, without limitation any legal, tax, administrative, accounting, travel, meals, accommodations and entertainment, advisory, consulting and printing expenses, reverse termination fees and any liquidated damages, commitment fees that become payable in connection with any proposed investment that is not ultimately made, forfeited deposits or similar payments;

(xiii)       all allocated fees, costs and expenses incurred by the Administrator in providing managerial assistance to those portfolio companies that request it;

(xiv)      all brokerage fees, costs and expenses, hedging fees, costs and expenses, prime brokerage fees, costs and expenses, custodial fees, costs and expenses, agent bank and other bank service fees, costs and expenses; private placement fees, costs and expenses, commissions, appraisal fees, commitment fees and underwriting fees, costs and expenses; fees, costs and expenses of any lenders, investment banks and other financing sources, and other investment costs, fees and expenses actually incurred in connection with evaluating, making, holding, settling, clearing, monitoring or disposing of actual investments (including, without limitation, travel, meals, accommodations and entertainment expenses and any expenses related to attending trade association and/or industry meetings, conferences or similar meetings, any costs or expenses relating to currency conversion in the case of investments denominated in a currency other than U.S. dollars) and expenses arising out of trade settlements (including any delayed compensation expenses);

(xv)        investment fees, costs and expenses, including all fees, costs and expenses incurred in sourcing, evaluating, developing, negotiating, structuring, trading (including trading errors), settling, monitoring and holding prospective or actual investments or investment strategies including, without limitation, any financing, legal, filing, auditing, tax, accounting, compliance, loan administration, travel, meals, accommodations and entertainment, advisory, consulting, engineering, data-related and other professional fees, costs and expenses in connection therewith (to the extent the Adviser is not reimbursed by a prospective or actual issuer of the applicable investment or other third parties or capitalized as part of the acquisition price of the transaction) and any fees, costs and expenses related to the organization or maintenance of any vehicle through which the Fund directly or indirectly participates in the acquisition, holding and/or disposition of investments or which otherwise facilitate the Fund’s investment activities, including without limitation any travel and accommodations expenses related to such vehicle and the salary and benefits of any personnel (including personnel of the Adviser or its affiliates) and/or in connection with the maintenance and operation of such vehicle, or other overhead expenses (including any fees, costs and expenses associated with the leasing of office space (which may be made with one or more affiliates of the Adviser as lessor in connection therewith));

(xvi)       all transfer agent, dividend agent and custodial fees, costs and expenses;

(xvii)      all federal and state registration fees, franchise fees, any stock exchange listing fees and fees payable to rating agencies;

(xviii)     Independent Board members’ fees and expenses including travel, entertainment, lodging and meal expenses, and any legal counsel or other advisors retained by, or at the discretion or for the benefit of, the Independent Board members;

 (xix)      costs of preparing financial statements and maintaining books and records, costs of Sarbanes-Oxley Act of 2002 compliance and attestation and costs of preparing and filing reports or other documents with the SEC, Financial Industry Regulatory Authority, U.S. Commodity Futures Trading Commission (“CFTC”) and other regulatory bodies and other reporting and compliance costs, including registration and exchange listing and the costs associated with reporting and compliance obligations under the 1940 Act and any other applicable federal and state securities laws, and the compensation of professionals responsible for the foregoing;

(xx)        all fees, costs and expenses associated with the preparation and issuance of the Fund’s periodic reports and related statements (e.g., financial statements and tax returns) and other internal and third-party printing (including a flat service fee), publishing (including time spent performing such printing and publishing services) and reporting-related expenses (including other notices and communications) in respect of the Fund and its activities (including internal expenses, charges and/or related costs incurred, charged or specifically attributed or allocated by the Fund or the Adviser or its affiliates in connection with such provision of services thereby);

(xxi)       all fees, costs and expenses of any reports, proxy statements or other notices to Members (including printing and mailing costs) and the costs of Board member meetings;

(xxii)      all proxy voting fees, costs and expenses;

(xxiii)     all fees, costs and expenses associated with an exchange listing (to the extent applicable);

(xxiv)     any and all taxes and/or tax-related interest, fees or other governmental charges (including any penalties incurred where the Adviser lacks sufficient information from third parties to file a timely and complete tax return) levied against the Fund and all fees, costs and expenses incurred in connection with any tax audit, investigation, litigation, settlement or review of the Fund and the amount of any judgments, fines, remediation or settlements paid in connection therewith;

(xxv)      all fees, costs and expenses of any litigation, arbitration or audit involving the Fund any vehicle or its portfolio companies and the amount of any judgments, assessments fines, remediations or settlements paid in connection therewith, Board members and officers, liability or other insurance (including costs of title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to the affairs of the Fund;

(xxvi)    all fees, costs and expenses associated with the Fund’s information, obtaining and maintaining technology (including any and all fees, costs and expenses of any investment, books and records, portfolio compliance and reporting systems such as “Wall Street Office,” “Everest” (Allvue), “Trinity” and similar systems and services, including consultant, software licensing, data management and recovery services fees and any tools, programs, subscriptions or other systems providing market data, analytical, database, news or third-party research or information services and the costs of any related professional service providers), third party or proprietary hardware/software, data-related communication, market data and research (including news and quotation equipment and services and including costs allocated by the Adviser’s or its affiliates’ internal and third-party research group (which are generally based on time spent, assets under management, usage rates, proportionate holdings or a combination thereof or other reasonable methods determined by the Administrator) and expenses and fees (including compensation costs) charged or specifically attributed or allocated by Adviser and/or its affiliates for data-related services provided to the Fund and/or its portfolio companies (including in connection with prospective investments), each including expenses, charges, fees and/or related costs of an internal nature; reporting costs (which includes notices and other communications and internally allocated charges), and dues and expenses incurred in connection with membership in industry or trade organizations;

(xxvii)   all fees, costs and expenses of specialty and custom software for monitoring risk, compliance and the overall portfolio, including any development costs incurred prior to the filing of the Fund’s election to be treated as a BDC;

(xxviii)   all fees, costs and expenses associated with individual or group Members;

(xxix)     all insurance fees, costs and expenses (including fidelity bond, Board members and officers errors and omissions liability insurance and other insurance premiums incurred for the benefit of the Adviser);

(xxx)      all fees, costs and expenses of winding up and liquidating the Fund’s assets;

(xxxi)    all fees, costs and expenses related to compliance-related matters (such as developing and implementing specific policies and procedures in order to comply with certain regulatory requirements) and regulatory filings; notices or disclosures related to the Fund’s activities (including, without limitation, expenses relating to the preparation and filing of filings required under the Securities Act, TIC Form SLT filings, Internal Revenue Service filings under FATCA and FBAR reporting requirements applicable to the Fund or reports to be filed with the CFTC, reports, disclosures, filings and notifications prepared in connection with the laws and/or regulations of jurisdictions in which the Fund engages in activities, including any notices, reports and/or filings required under the AIFMD, European Securities and Markets Authority and any related regulations, and other regulatory filings, notices or disclosures of the Adviser relating to the Fund and its affiliates relating to the Fund, and their activities) and/or other regulatory filings, notices or disclosures of the Adviser and its affiliates relating to the Fund including those pursuant to applicable disclosure laws and expenses relating to FOIA requests, but excluding, for the avoidance of doubt, any expenses incurred for general compliance and regulatory matters that are not related to the Fund and its activities;

(xxxii)    all fees, costs and expenses (including travel) in connection with the diligence and oversight of the Fund’s service providers;

(xxxiii)   all fees, costs and expenses, including travel, meals, accommodations, entertainment and other similar expenses, incurred by the Adviser or its affiliates for meetings with existing investors and any intermediaries, registered investment advisors, financial and other advisors representing such existing investors; and

(xxxiv)   all other all fees, costs and expenses incurred by the Administrator in connection with administering the Fund’s business.

OHA has agreed to pay any organizational expenses of the Fund (excluding any expenses incurred in connection with a subscription facility) in excess of $750,000 and has agreed to pay any annual operating expenses of the Fund (excluding (i) third-party legal expenses incurred in connection with investments and the ordinary course operation of the Fund and (ii) the management fee and incentive fees paid to the Adviser) that would cause such operating expenses to exceed 0.40% per annum of the Fund’s average net assets in respect of the relevant year.

Portfolio and Investment Activity

As of December 31, 2022, based on fair value, our portfolio consisted of 100.0% first lien senior secured debt investments.

As of December 31, 2022, our weighted average total yield of the portfolio at fair value and amortized cost was 11.1% and 11.1%, respectively.

As of December 31, 2022, we had investments in 20 portfolio companies with an aggregate fair value of 149.6 million.

Our investment activity for the period ended December 31, 2022 is presented below (information presented herein is at amortized cost unless otherwise indicated).

For the period ended
(dollar amounts in thousands)	December 31, 2022

Total investments, beginning of period	$-
New investments purchased	149,464
Net accretion of discount on investments	-
Net realized gain (loss) on investments	-
Investments sold or repaid	-
Total investments, end of period	149,464

The following table presents certain selected information regarding our investment portfolio:

As of
December 31, 2022
Weighted average yield on debt and income producing investments, at amortized cost(1)	11.1%
Weighted average yield on debt and income producing investments, at fair value(1)	11.1%
Number of portfolio companies	20
Weighted average EBITDA (2)	221
Average loan-to-value (LTV) (3)	46%
Percentage of debt investments bearing a floating rate, at fair value	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	0.0%

(1)
Computed as (a) the annual stated interest rate or yield plus the annual accretion of discounts or less the annual amortization of premiums, as applicable, on income producing securities, divided by (b) the total relevant investments at amortized cost or fair value, as applicable. Actual yields earned over the life of each investment could differ materially from the yields presented above.

(2)
Includes all private debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on fair market value of each respective investment. Amounts were derived from the most recently available financial information provided by the portfolio company and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.

(3)
Includes all private debt investments for which fair value is determined by our Board in conjunction with a third-party valuation firm and excludes quoted assets. Average loan-to-value represents the net ratio of loan-to-value for each portfolio company, weighted based on the fair value of total applicable private debt investments. Loan-to-value is calculated as the current total net debt of all loan tranches outstanding divided by the estimated enterprise value of the portfolio company as of the most recent quarter end.

Our investments consisted of the following (dollar amounts in thousands):

			% of Total
	Amortized	Fair	Investments at
	Cost	Value	Fair Value
First lien debt	$149,464	$149,586	100.0%
Total investments	$149,464	$149,586	100.0%

As of December 31, 2022 there were no investments on non-accrual status.

The table below describes investments by industry composition based on fair value as of December 31, 2022:

December 31, 2022
Insurance	21.3%
Services: Business	12.4%
Finance	11.3%
Consumer Goods: Durable	9.4%
Services: Consumer	9.3%
Chemicals, Plastics, and Rubber	9.2%
Healthcare, Education, and Childcare	9.1%
Media: Diversified & Production	4.6%
Retail Stores	4.5%
High Tech	4.4%
Aerospace and Defense	2.4%
Broadcasting and Entertainment	2.1%
Total	100.0%

The table below describes investments by geographic composition:

December 31, 2022
United States	96.3%
Canada	3.7%
Total	100.0%

Results of Operations

The following table represents the operating results (dollar amounts in thousands):

Period Ended
(Amounts in thousands)	December 31, 2022
Total investment income	$-
Net expenses	442
Net investment income (loss)	(442)
Net unrealized appreciation (depreciation)	808
Net realized gain (loss)	924
Net increase (decrease) in net assets resulting from operations	$1,290

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

Investment income, was as follows (dollar amounts in thousands):

Period Ended
December 31, 2022
Interest income	$-
Other income	-
Total investment income	$-

For the period ended December 31, 2022, total investment income was $0.0 million. The size of our investment portfolio at fair value was $149.6 million at December 31, 2022 and our weighted average yield on debt and income producing investments, at fair value was 11.0%.

Expenses

Expenses were as follows (dollar amounts in thousands):

Period Ended
December 31, 2022
Management fees	$33
Income based incentive fee	-
Capital gains incentive fee	-
Professional fees	203
Board of Managers fees	33
Administrative services expenses	9
Organization costs	129
Amortization of offering costs	35
Total expenses	$442

Management Fees

For the period ended December 31, 2022, management fees were $0.03 million. Management fees are payable monthly in arrears at an annual rate of 0.65% of the value of our net assets as of the beginning of the first calendar day of the applicable month.

Income Based Incentive Fees

For the period ended December 31, 2022, income based incentive fees were $0.0 million.

Capital Gains Incentive Fees

For the period ended December 31, 2022 capital gains incentive fees were $0.0 million. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.

Other Expenses

Organization costs and offering costs include expenses incurred in our initial formation and offering. Professional fees include legal, audit, tax, valuation, other professional fees incurred related to the management of the Company. Administrative service expenses represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers, their respective staff and other non-investment professionals that perform duties for us. Other general and administrative expenses include insurance, filing, research, our sub-administrator, and other costs.

Total other expenses were $0.4 million for the period ended December 31, 2022, primarily comprised of $0.2 million of professional fees (including legal, audit, and tax), and $0.2 million of organizational expenses and amortization of  offering costs.

Under the terms of the Administration Agreement and Investment Management Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the period ended December 31, 2022, the Administrator charged $0.0 million, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.

Income Taxes, Including Excise Taxes

We elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income.

For the period ended December 31, 2022, we incurred no U.S. federal excise tax.

Net Change in Unrealized Gain (Loss)

Net change in unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

Period Ended
December 31, 2022
Net change in unrealized gain (loss) on investments	$122
Net change in unrealized gain (loss) on foreign currency forward contracts	686
Net change in unrealized gain (loss) on foreign currency translation	-
Net change in unrealized appreciation (depreciation)	$808

For the period ended December 31, 2022, the fair value of our debt investments slightly increased due to favorable operating performance.

Net Realized Gain (Loss)

The realized gains and losses were comprised of the following (dollar amounts in thousands):

Period Ended
December 31, 2022
Net realized gain (loss) on investments	$-
Net realized gain (loss) on foreign currency forward contracts	-
Net realized gain (loss) on foreign currency translation	924
Net realized gain (loss)	$924

For the period ended December 31, 2022, we generated realized gains of $0.9 million, which was primarily comprised of net realized gains on foreign currency transactions.

Financial Condition, Liquidity, and Capital Resources

Our liquidity and capital resources are generated primarily from the proceeds of capital drawdowns of our privately placed capital commitments, cash flows from interest, dividends and fees earned from our investments and principal repayments. The primary uses of our cash are investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, the cost of operations (including paying our Advisor and Administrator or its affiliates), and cash distributions to the holders of our stock.

There were no outstanding borrowings as of December 31, 2022. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

Cash as of December 31, 2022, taken together with our uncalled capital commitments of $302.7 million, is expected to be sufficient for our investing activities and to conduct our operations.

As of December 31, 2022, we had $187.4 million in cash.  During the period ended December 31, 2022, we provided $1.3 million in cash for operating activities, primarily as a result of net increase in net assets resulting from operations of $1.3 million.  Cash provided by financing activities was $186.1 million during the period, which was primarily the result of proceeds from the issuance of shares of $186.5 million.

Equity

Subscriptions and Drawdowns

As of December 31, 2022, we had 18,648,373 shares issued and outstanding with a par value of $0.01 per share.

We have entered into subscription agreements with an investor providing for the private placement of our common shares. Under the terms of the subscription agreements, the investor is required to fund drawdowns to purchase our common shares up to the amount of their respective Capital Commitment on an as-needed basis each time our Advisor delivers a capital call notice to such investor.

During the period ended December 31, 2022, our Advisor delivered the following capital call notices to investors:

Period Ended December 31, 2022
		Number of	Aggregate Offering
	Common Share	Common Shares	Price
Capital Drawdown Notice Date	Issuance Date	Issued	($ in millions)
December 6, 2022	December 22, 2022	18,647,373	$10.00

Dividends

There were no dividends declared on shares of the Company’s common stock during the period ended December 31, 2022.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2022, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $14.5 million.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the Investment Management Agreement, the Administration Agreement, and the Resource Sharing Agreement.

In addition to the aforementioned agreements, we intend to rely on exemptive relief that has been granted to us, our Advisor, and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors

Critical Accounting Policies

The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ

Investments at Fair Value

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

The Company is required to report its investments for which current market values are not readily available at fair value. The Company values its investments in accordance with ASC Topic 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC Topic 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

Investments that are listed or traded on an exchange and are freely transferrable are valued at either the closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) on the principal exchange on which the investment is listed or traded. Investments for which other market quotations are readily available will typically be valued at those market quotations. To validate market quotations, the Company will utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Where it is possible to obtain reliable, independent market quotations from a third party vendor, the Company will use these quotations to determine the value of its investments. The Company utilizes mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. The Adviser obtains these market quotations from independent pricing services, if available; otherwise from one or more broker quotes. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment.

Where prices or inputs are not available or, in the judgment of the Adviser, not reliable, valuation approaches based on the facts and circumstances of the particular investment will be utilized. Securities that are not publicly traded or for which market prices are not readily available, as will be the case for a substantial portion of the Company’s investments, are valued at fair value as determined in good faith by the Adviser as the Company’s valuation designee under Rule 2a-5 under the 1940 Act, pursuant to the Company’s valuation policy, and under the oversight of the Board, based on, among other things, the input of independent valuation firms retained by the Company to review the Company’s investments. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.

With respect to the quarterly valuation of investments, the Company undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments for which reliable market quotations are not readily available as of the last calendar day of each quarter, which includes, among other procedures, the following:

•
The valuation process begins with each investment being preliminarily valued by the Adviser’s valuation team in consultation with the Adviser’s investment professionals responsible for each portfolio investment;

•
In addition, independent valuation firms retained by the Company prepare quarter-end valuations of each such investment that was (i) originated or purchased prior to the first calendar day of the quarter and (ii) is not a de minimis investment, as determined by the Adviser. The independent valuation firms provide a final range of values on such investments to the Adviser. The independent valuation firms also provide analyses to support their valuation methodology and calculations;

•
The Adviser’s valuation committee with respect to the Company (the “Valuation Committee”) reviews each valuation recommendation to confirm they have been calculated in accordance with the Company’s valuation policy and compares such valuations to the independent valuation firms’ valuation ranges to ensure the Adviser’s valuations are reasonable;

•	The Adviser’s Valuation Committee then determines fair value marks for each of the Company’s portfolio investments; and
•	The Board and Audit Committee periodically review the valuation process and provide oversight in accordance with the requirements of Rule 2a-5 under the 1940 Act.

As part of the valuation process, the Company will take into account relevant factors in determining the fair value of our investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant, of: (i) the estimated enterprise value of a portfolio company, generally based on an analysis of discounted cash flows, publicly traded comparable companies and comparable transactions, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, and (v) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Adviser will consider whether the pricing indicated by the external event corroborates its valuation.

The Company has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of the Company’s portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Company and the Adviser may reasonably rely on that assistance. However, the Adviser is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy, the Board’s oversight and a consistently applied valuation process.

The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date.

The fair value hierarchy under ASC Topic 820 prioritizes the inputs to valuation methodology used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these securities. The three levels of the fair value hierarchy are as follows:

•	Level 1: Inputs to the valuation methodology that reflect unadjusted quoted prices available in active markets for identical assets or liabilities as of the reporting date.
•	Level 2: Inputs to the valuation methodology other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date.
•	Level 3: Inputs to the valuation methodology are unobservable and significant to overall fair value measurement.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment,and considers factors specific to the investment.

The Company’s accounting policy on the fair value of our investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company’s financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations, on the financial statements. The SEC recently adopted new Rule 2a-5 under the 1940 Act. This establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We will comply with the new rule’s valuation requirements on or before the SEC’s compliance date in 2022

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Uncertainty with respect to the economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. We are subject to financial market risks, including valuation risk and interest rate risk.

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and therefore, we will value these investments at fair value as determined in good faith by our Board, based on, among other things, the input of our Advisor and independent third party valuation firm(s) engaged at the direction of the Board, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We may fund portions of our investments with borrowings on a short term basis, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of December 31, 2022, 100% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Statement of Assets and Liabilities as of December 31, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$4.7	$-	$4.7
Up 200 basis points	$3.1	$-	$3.1
Up 100 basis points	$1.6	$-	$1.6
Down 100 basis points	$(1.6)	$-	$(1.6)
Down 200 basis points	$(3.1)	$-	$(3.1)

We may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts, subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments. During the period covered by this Form 10-K, we did not engage in interest rate hedging activities.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
OHA Senior Private Lending Fund (U) LLC:

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of OHA Senior Private Lending Fund (U) LLC (the Company), including the schedule of investments, as of December 31, 2022, the related statements of operations, changes in net assets, and cash flows for the period from December 15, 2022 (commencement of operations) to December 31, 2022, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations, and its cash flows for the period from December 15, 2022 (commencement of operations) to December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Such procedures also included confirmation of securities owned as of December 31, 2022, by correspondence with agent banks, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2022.

Fort Worth, Texas
March 16, 2023

OHA Senior Private Lending Fund (U) LLC
Statement of Assets and Liabilities
(in thousands, except share and per share amounts)

December 31, 2022

ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $149,464 at December 31, 2022)	$149,586
Cash and cash equivalents	187,398
Deferred offering costs	382
Unrealized appreciation on foreign currency forward contracts	686
Total assets	$338,052

LIABILITIES
Payable for investments purchased	149,464
Management fees payable	33
Board of Managers fee payable	33
Accrued expenses and other liabilities	757
Total liabilities	$150,287

Commitments and contingencies (Note 7)

NET ASSETS
Common shares, $0.01 par value (18,648,373 shares issued and outstanding at December 31, 2022)	186
Additional paid in capital	186,232
Distributable earnings (loss)	1,347
Total net assets	$187,765
Total liabilities and net assets	$338,052
Net asset value per share	$10.07

See accompanying notes to the financial statements.

OHA Senior Private Lending Fund (U) LLC
Statement of Operations
(in thousands)

For the period from December 15, 2022 (commencement of operations) to December 31, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$—
Total investment income	—

Expenses:
Management fees	33
Professional fees	203
Board of Managers fees	33
Administrative service expenses	9
Organization costs	129
Amortization of offering costs	35
Total expenses	442
Net investment loss	(442)

Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	122
Foreign currency forward contracts	686
Net unrealized appreciation (depreciation)	808
Realized gain (loss):
Non-controlled/non-affiliated investments	—
Foreign currency transactions	924
Net realized gain (loss)	924
Net realized and unrealized gain (loss)	1,732
Net increase (decrease) in net assets resulting from operations	$1,290

See accompanying notes to the financial statements.

OHA Senior Private Lending Fund (U) LLC
Statement of Changes in Net Assets
(in thousands)

For the period from December 15, 2022 (commencement of operations) to December 31, 2022
Operations:
Net investment loss	$(442)
Net realized gain (loss)	924
Net change in unrealized appreciation (depreciation)	808
Net increase (decrease) in net assets resulting from operations	1,290

Share transactions:
Proceeds from shares sold	$186,475
Net increase (decrease) from share transactions	$186,475
Total increase (decrease) in net assets	$187,765
Net Assets, beginning of period	—
Net Assets, end of period	$187,765

See accompanying notes to the financial statements.

OHA Senior Private Lending Fund (U) LLC
Statement of Cash Flows
(in thousands)

For the period from December 15, 2022 (commencement of operations) to December 31, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,290
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(122)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(686)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	—
Net realized (gain) loss on investments	—
Net realized (gain) loss on foreign currency	(924)
Net accretion of discount and amortization of premium	—
Purchases of investments	(149,464)
Proceeds from sale of investments and principal repayments	—
Increase (decrease) in liabilities:
Payable for investments purchased	149,464
Management fee payable	33
Directors and Trustees fees payable	33
Accrued expenses and other liabilities	757
Net cash provided by (used in) operating activities	381

Cash flows from financing activities:
Proceeds from issuance of common shares	186,475
Proceeds received from foreign currency settlement	924
Deferred offering costs paid	(382)
Net cash provided by (used in) financing activities	187,017
Net increase (decrease) in cash and cash equivalents	187,398
Effect of foreign exchange rate changes on cash and cash equivalents	—
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$187,398

See accompanying notes to the financial statements.

OHA Senior Private Lending Fund (U) LLC
Schedule of Investments
December 31, 2022
(in thousands)

Investments-non-controlled/non- affiliated(1)	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt
Aerospace and Defense
Mantech International CP(5)(6)(7)(8)	S+5.75%	9.58%	9/14/2029	$879	$(18)	$(18)	(0.01)%
Mantech International CP(5)(7)(8)	S+5.75%	9.58%	9/14/2029	3,599	3,527	3,527	1.88
Mantech International CP(5)(6)(7)(8)	S+5.75%	9.58%	9/14/2028	444	10	10	0.01

					3,519	3,519	1.88

Broadcasting and Entertainment
Global Music Rights(5)(7)(8)	L+5.50%	10.23%	8/27/2028	3,182	3,142	3,142	1.67
Global Music Rights(5)(6)(7)(8)	L+5.50%	10.23%	8/27/2027	286	(3)	(3)	—

					3,139	3,139	1.67

Chemicals, Plastics and Rubber
Meridian Adhesives Group, Inc.(5)(6)(7)(8)	S+7.00%	11.54%	9/3/2029	1,800	1,092	1,092	0.58
Meridian Adhesives Group, Inc.(5)(7)(8)	S+7.00%	11.54%	9/3/2029	13,202	12,674	12,674	6.75

					13,766	13,766	7.33

Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc. (5)(7)(8)	S+6.25%	10.98%	6/23/2028	2,306	2,237	2,237	1.19
Marcone Yellowstone Buyer, Inc. (5)(7)(8)	L+6.25%	10.98%	6/23/2028	6,941	6,732	6,732	3.59
Marcone Yellowstone Buyer, Inc. (5)(7)(8)	L+6.25%	10.90%	6/23/2028	3,242	3,145	3,145	1.67
Marcone Yellowstone Buyer, Inc. (5)(7)(8)	S+6.50%	11.04%	6/23/2028	1,335	1,309	1,309	0.70
Marcone Yellowstone Buyer, Inc. (5)(6)(7)(8)	S+6.50%	10.98%	6/23/2028	465	(9)	(9)	(0.00)
Marcone Yellowstone Buyer, Inc. (5)(7)(8)	L+6.25%	10.90%	6/23/2028	680	659	659	0.35

					14,073	14,073	7.50

Finance
Beacon Pointe Advisors, LLC(5)(6)(7)(8)	S+5.25%	—	12/20/2026	627	(6)	(6)	—
Beacon Pointe Advisors, LLC(5)(6)(7)(8)	S+5.25%	9.57%	12/20/2028	3,131	1,424	1,424	0.76
Beacon Pointe Advisors, LLC(5)(7)(8)	S+5.25%	9.38%	12/20/2028	6,019	5,959	5,959	3.17
Spectrum Automotive Holdings, Corp.(5)(6)(7)(8)	L+5.75%	10.48%	6/29/2028	2,276	1,544	1,544	0.82
Spectrum Automotive Holdings, Corp.(5)(7)(8)	L+5.75%	10.48%	6/29/2028	8,189	7,943	7,943	4.23
Spectrum Automotive Holdings, Corp.(5)(6)(7)(8)	L+5.75%	10.48%	6/29/2027	305	(9)	(9)	—

					16,855	16,855	8.98

Healthcare, Education and Childcare
Gateway US Holdings, Inc.(5)(7)(8)	S+6.50%	11.23%	9/22/2024	3,243	3,146	3,146	1.68
Gateway US Holdings, Inc.(5)(6)(7)(8)	S+6.50%	11.23%	9/22/2024	169	137	137	0.07
Gateway US Holdings, Inc.(5)(6)(7)(8)	S+6.50%	11.23%	9/22/2024	131	68	68	0.04
Touchstone Acquisition, Inc.(5)(7)(8)	L+6.00%	10.55%	12/29/2028	10,501	10,238	10,238	5.45

					13,589	13,589	7.24

High Tech
AxiomSL Group, Inc.(5)(7)(8)	L+5.75%	10.13%	12/3/2027	4,426	4,116	4,249	2.26
AxiomSL Group, Inc.(5)(6)(7)(8)	L+5.75%	10.13%	12/3/2027	290	(20)	(11)	(0.01)
AxiomSL Group, Inc.(5)(6)(7)(8)	L+5.75%	10.13%	12/3/2025	316	(22)	(13)	(0.01)
Kaseya, Inc.(5)(7)(8)	S+5.75%	10.33%	6/25/2029	2,502	2,452	2,427	1.29
Kaseya, Inc.(5)(6)(7)(8)	S+5.75%	10.33%	6/25/2029	154	(3)	(4)	—

Investments-non-controlled/non- affiliated(1)	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated(continued)
Kaseya, Inc.(5)(6)(7)(8)	S+5.75%	10.33%	6/25/2029	$154	$(3)	$(5)	—%

					6,520	6,643	3.53

Insurance
Galway Borrower, LLC(5)(7)(8)	L+5.25%	9.98%	9/29/2028	13,799	13,316	13,316	7.09
Galway Borrower, LLC(5)(6)(7)(8)	L+5.25%	8.99%	9/29/2028	132	(5)	(5)	—
Galway Borrower, LLC(5)(6)(7)(8)	L+5.25%	—	9/30/2027	908	(32)	(32)	(0.02)
Peter C. Foy & Associates Insurance Services, LLC(5)(7)(8)	L+6.00%	11.21%	11/1/2028	6,619	6,486	6,486	3.45
Peter C. Foy & Associates Insurance Services, LLC(5)(7)(8)	L+6.00%	11.21%	11/1/2028	1,821	1,785	1,785	0.95
Peter C. Foy & Associates Insurance Services, LLC(5)(6)(7)(8)	L+6.00%	11.21%	11/1/2027	310	(6)	(6)	—
RSC Acquisition, Inc.(5)(7)(8)	L+5.50%	10.23%	10/30/2026	7,082	6,940	6,940	3.70
THG Acquisition, LLC(5)(7)(8)	L+5.50%	9.88%	12/2/2026	6,011	3,376	3,376	1.80
THG Acquisition, LLC(5)(6)(7)(8)	L+5.75%	10.12%	12/2/2025	481	(10)	(10)	(0.01)

					31,850	31,850	16.96

Media: Diversified & Production
The NPD Group, Inc.(5)(6)(7)(8)	L+5.75%	10.32%	12/1/2027	488	44	44	0.02
The NPD Group, Inc.(5)(7)(8)	L+5.75%	10.32%	12/1/2028	7,114	6,900	6,900	3.67

					6,944	6,944	3.69

Retail Stores
New Look Vision Group, Inc.(4)(5)(7)(8)	L+5.50%	10.38%	5/26/2028	CAD 1,656	244	244	0.13
New Look Vision Group, Inc.(4)(5)(6)(7)(8)	L+5.50%	10.38%	5/26/2026	CAD 850	393	392	0.21
New Look Vision Group, Inc.(4)(5)(7)(8)	L+5.50%	10.38%	5/26/2028	CAD 6,173	4,271	4,271	2.27
New Look Vision Group, Inc.(4)(5)(6)(7)(8)	L+5.50%	10.23%	5/26/2028	872	97	97	0.05
New Look Vision Group, Inc.(4)(5)(7)(8)	L+5.50%	10.38%	5/26/2028	CAD 814	563	563	0.30
New Look Vision Group, Inc.(4)(5)(7)(8)	L+5.50%	10.23%	5/26/2028	1,313	1,241	1,241	0.66

					6,809	6,808	3.62

Services: Business
GC Waves Holdings, Inc.(5)(6)(7)(8)	L+5.50%	9.88%	8/13/2026	7,118	6,905	6,905	3.68
Geosyntec Consultants (5)(6)(7)(8)	S+5.25%	—	5/18/2029	198	(4)	(4)	—
Geosyntec Consultants(5)(6)(7)(8)	S+5.25%	—	5/18/2027	73	(2)	(2)	—
Geosyntec Consultants(5)(7)(8)	S+5.25%	9.57%	5/18/2029	471	461	461	0.25
PT Intermediate Holdings III, LLC(5)(6)(7)(8)	L+5.50%	10.23%	11/1/2028	2,649	2,596	2,596	1.38
PT Intermediate Holdings III, LLC(5)(7)(8)	L+5.50%	10.23%	11/1/2028	8,714	8,540	8,540	4.55

					18,496	18,496	9.86

Services: Consumer
Crash Champions, LLC(5)(7)(8)	S+7.00%	11.55%	8/1/2029	8,210	7,964	7,964	4.25
Crash Champions, LLC(5)(6)(7)(8)	S+6.25%	10.79%	8/1/2028	632	(35)	(35)	(0.02)
Crash Champions, LLC(5)(7)(8)	S+7.00%	11.55%	8/1/2029	1,843	1,787	1,787	0.95
Crash Champions, LLC(5)(7)(8)	S+6.25%	11.55%	8/1/2029	4,317	4,188	4,188	2.23

					13,904	13,904	7.41

Total First Lien Debt					$149,464	$149,586	79.67%

Total Investments—non-controlled/non-affiliated					$149,464	$149,586	79.67%

Total Portfolio Investments					$149,464	$149,586	79.67%

(1)
Unless otherwise indicated, issuers of debt investments held by the Fund (which such term “Fund” shall include the Fund’s subsidiaries for purposes of this Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or SOFR including SOFR adjustment, if any, (“S”), which generally resets periodically. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of December 31, 2022, rates for the 3 month and 1 month L are 4.77% and 4.39%, respectively. As of December 31, 2022, rates for the 3 month and 1 month S were 3.62% and 4.06%, respectively.

(3)
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

(4)
The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2022, non-qualifying assets totaled 4.6% of the Company’s total assets.

(5)	Investment valued using unobservable inputs (Level 3). See Note 5.

(6)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Fund’s unfunded commitments:

Investments—non- controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
AxiomSL Group, Inc	Revolver	12/03/2025	316	(13)
AxiomSL Group, Inc	Delayed Draw Term loan	12/03/2027	290	(12)
Beacon Pointe Advisors,LLC	Revolver	12/20/2026	627	(6)
Beacon Pointe Advisors,LLC	Delayed Draw Term loan	12/20/2028	1,675	1,425
Crash Champions, LLC	Revolver	08/01/2028	632	(35)
Galway Borrower LLC	Revolver	09/30/2027	908	(32)
Galway Borrower LLC	Delayed Draw Term loan	09/29/2028	132	(5)
Gateway US Holdings, Inc	Revolver	09/22/2024	59	68
Gateway US Holdings, Inc	Delayed Draw Term loan	09/22/2024	27	137
Geosyntec Consultants	Delayed Draw Term loan	05/18/2029	198	(4)
Geosyntec Consultants	Revolver	05/18/2027	73	(1)
Global Music Rights	Revolver	08/27/2027	286	(4)
Kaseya Inc.	Revolver	06/25/2029	153	(5)
Kaseya Inc.	Delayed Draw Term loan	06/25/2029	153	(5)
Mantech International CP	Delayed Draw Term loan	09/14/2029	879	(18)
Mantech International CP	Revolver	09/14/2028	425	10
Marcone Yellowstone Buyer Inc	Delayed Draw Term loan	06/23/2028	465	(9)
Meridian Adhesives Group Inc	Delayed Draw Term loan	09/03/2029	636	1,092
New Look Vision Group Inc	Revolver	05/26/2026	196	397
New Look Vision Group Inc	Delayed Draw Term loan	05/26/2028	728	97
New Look Vision Group Inc	Delayed Draw Term loan	05/26/2028	902	253
Peter C. Foy & Associates Insurance Services, LLC	Revolver	11/01/2027	310	(6)
Spectrum Automotive Holdings Corp	Delayed Draw Term loan	06/29/2028	664	1,544
Spectrum Automotive Holdings Corp	Revolver	06/29/2027	305	(9)
The NPD Group, Inc.	Revolver	12/01/2027	430	44
THG Acquisition, LLC	Delayed Draw Term loan	12/02/2026	2,515	3,376
THG Acquisition, LLC	Revolver	12/02/2025	481	(10)
Total			$14,465	$8,269
(7)	Position or portion thereof unsettled as of December 31, 2022.
(8)	Loan includes interest rate floor feature.

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
State Street Bank & Trust Company	Euro 187,903	U.S. Dollar 188,589	01/31/23	$686
				$686

See accompanying notes to the financial statements.

Notes to Financial Statements

Note 1. Organization

OHA Senior Private Lending Fund (U) LLC (the “Company” or “SPLF (U)”), was formed on June 27, 2022. OHA Private Credit Advisors II, L.P. (the “Advisor”) is the investment adviser of the Company. The Advisor is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940. The Company intends to register as a closed-end investment company that has filed an election to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940.

The Company will seek to achieve attractive risk-adjusted returns by investing primarily in the non-investment grade credit markets in North America and Europe, with a primary focus on direct lending in the United States.  Subject to any restrictions imposed under the 1940 Act (as defined below), any related RIC asset diversification requirements and any guidelines and limitations set forth herein, the Company’s investments are expected to primarily consist of senior secured first lien loans and unitranche loans, but may include second lien loans or other assets. The Company will seek target position sizes of 2% to 5% of NAV and seek to allocate (a) greater than or equal to 80% of NAV to first lien and unitranche loans and (b) less than or equal to 20% of NAV to second lien loans. The Company’s investment mandate will be structured to allow for co-investment across OHA’s entire platform, based on existing SEC exemptive relief under Rule 17d-1 under the 1940 Act and any additional SEC exemptive relief obtained in the future.

The Company will have a finite life. The term of the Company will end, and the Company will commence winding up, on the fifth (5th) anniversary of the last calendar day of the Investment Period (as defined below) (including any extensions of such Investment Period), unless extended for up to two (2) consecutive one (1) year periods, in each case, as approved by both the Board and Members holding a majority of the outstanding Shares.

Note 2. Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies.  These financial statements reflect adjustments that in the opinion of management are necessary for the fair statement of the financial position and results of operations for the periods presented herein.  The Company commenced operations on December 15, 2022 and its fiscal year ends on December 31.

Basis of Accounting

The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. ASC Topic 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of December 31, 2022, the Company did not hold any cash equivalents

Investment Related Transactions, Revenue Recognition and Expenses

Investment transactions and the related revenue and expenses are recorded on a trade-date basis.  Realized gains or losses are recorded upon the sale or liquidation of investments and are calculated as the difference between the net proceeds from the sale or liquidation, if any, and the cost basis of the investment using the specific identification method. Unrealized appreciation or depreciation reflects the difference between the fair value of the investments and the cost basis of the investments. Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized fees and unamortized discounts are recorded as interest income

In the general course of its business, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees and loan waiver amendment fees, and commitment fees, and are recorded as other income in investment income when earned.

Certain investments may have contractual payment-in-kind (“PIK”) interest. PIK represents accrued interest that is added to the principal amount of the investment on the interest payment date rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK is recorded as interest income.

Expenses are recorded on an accrual basis.

Non-Accrual Loans

Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of December 31, 2022, there were no loans placed on non-accrual status.

Valuation of Portfolio Investments

The Advisor shall value the investments owned by the Company, subject at all times to the oversight of the Board. The Advisor shall follow its own written valuation policies and procedures as approved by the Board when determining valuations. The Company values its investments in accordance with ASC Topic 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC Topic 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

Investments for which market quotations are readily available are typically valued at such market quotations. Pursuant to Rule 2a-5 under the 1940 Act, the Board designates the Advisor as Valuation Designee to perform fair value determinations for the Company for investments that do not have readily available market quotations. Market quotations are obtained from an independent pricing service, where available. If a price cannot be obtained from an independent pricing service or if the independent pricing service is not deemed to be current with the market, certain investments held by the Company will be valued on the basis of prices provided by principal market makers.

Generally, investments marked in this manner will be marked at the mean of the bid and ask of the independent broker quotes obtained. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available will be valued at a price that reflects such security’s fair value.

With respect to unquoted portfolio investments, the Company will value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public, and other factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company will use the pricing indicated by the external event to corroborate and/or assist us in our valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to the valuation of investments, the Company undertakes a multi-step valuation process e in connection with determining the fair value of our investments for which reliable market quotations are not readily available, which includes, among other procedures, the following:

•
The valuation process begins with each investment being preliminarily valued by the Adviser’s valuation team in consultation with the Adviser’s investment professionals responsible for each portfolio investment;

•
Generally investments that constitute a material portion of the Company’s portfolio are periodically reviewed by an independent valuation firm. The independent valuation firms provide a final range of values on such investments to the Adviser. The independent valuation firms also provide analyses to support their valuation methodology and calculations;

•
The Adviser’s valuation committee with respect to the Company (the “Valuation Committee”) reviews each valuation recommendation to confirm they have been calculated in accordance with the Company’s valuation policy and when applicable, compares such valuations to the independent valuation firms’ valuation ranges to ensure the Adviser’s valuations are reasonable;

•	The Adviser’s Valuation Committee then determines fair value marks for each of the Company’s portfolio investments; and

•	The Board and Audit Committee periodically review the valuation process and provide oversight in accordance with the requirements of Rule 2a-5 under the 1940 Act.

As part of the valuation process, the Company will take into account relevant factors in determining the fair value of the Company’s investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant: the estimated enterprise value of a portfolio company, analysis of discounted cash flows, publicly traded comparable companies and comparable transactions; the nature and realizable value of any collateral; the portfolio company’s ability to make payments based on its earnings and cash flow; the markets in which the portfolio company does business; and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future.

The Company has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of the Company’s portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment, and the Adviser and the Company may reasonably rely on that assistance. However, the Adviser is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy, the Board’s oversight and a consistently applied valuation process.

The Company applies ASC Topic 820, which establishes a framework for measuring fair value in accordance with US GAAP and required disclosures of fair value measurements. The fair value of a financial instrument is the amount that would be received in an orderly transaction between market participants at the measurement date. The Company determines the fair value of investments consistent with its valuation policy. The Company discloses the fair value of its investments in a hierarchy which prioritizes and ranks the level of market observability used in the determination of fair value. In accordance with ASC Topic 820, these levels are summarized below:

●	Level 1 — Valuations based on quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date.

●	Level 2 — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

●	Level 3 — Valuations based on inputs that are unobservable and significant to the fair value measurement.

A financial instrument’s level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuations of Level 2 investments are generally based on quotations received from pricing services, dealers or brokers where this is sufficient quote of depth. Consideration is given to the source and nature of the quotations and the relationship of recent market activity to the quotations provided.

Transfers between levels, if any, are recognized at the beginning of the reporting period in which the transfers occur. The Company evaluates the source of inputs used in the determination of fair value, including any markets in which the investments, or similar investments, are trading. When the fair value of an investment is determined using inputs from a pricing service (or principal market makers), the Company considers various criteria in determining whether the investment should be classified as a Level 2 or Level 3 investment. Criteria considered includes the pricing methodologies of the pricing services (or principal market makers) to determine if the inputs to the valuation are observable or unobservable, as well as the number of prices obtained and an assessment of the quality of the prices obtained. The level of an investment within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment.

The fair value assigned to these investments is based upon available information and may fluctuate from period to period. In addition, it does not necessarily represent the amount that might ultimately be realized upon sale. Due to inherent uncertainty of valuation, the estimated fair value of investments may differ from the value that would have been used had a ready market for the security existed, and the difference could be material.

Receivables/Payables From Investments Sold/Purchased

Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of December 31, 2022, the Company does not have any receivables for investments sold. As of December 31, 2022, the Company had $149.5 million of payables for investments purchased.

Foreign Currency Transactions

Amounts denominated in foreign currencies are translated into U.S. dollars on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates effective on the last business day of the period; and (ii) purchases and sales of investments, borrowings and repayments of such borrowings, income, and expenses denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.

The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations in translation of assets and liabilities in foreign currencies on the Statements of Operations, if any. Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

Foreign Currency Forward Contracts

The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Forward foreign currency contracts are marked-to-market at the applicable forward rate. Unrealized gain (loss) on foreign currency forward contracts are recorded on the statements of assets and liabilities on a gross basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts of foreign currency forward contract assets and liabilities are presented separately on the schedules of investments. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date.

Organization and Offering Expenses

Organizational costs, primarily for legal expenses associated with the establishment of the Company, are expensed as incurred.

Costs associated with the offering of Common Shares of the Company will be capitalized as deferred offering expenses and included as other assets on the Statement of Assets and Liabilities and amortized over a twelve-month period from incurrence.

The Advisor has agreed to incur organizational and start-up costs on behalf of the Company. The Company has agreed to repay the Advisor for initial organization and start-up costs incurred prior to the commencement of our operations up to a maximum of $750,000 and contingent upon the election to be treated as business development company, pursuant to the provisions of section 54(a) of the Investment Company Act of 1940, as amended (the “Act”), to be subject to the provisions of sections 55 through 65 of the Act. For the period ended December 31, 2022, the Company incurred organization and start-up costs of $0.2 million.

Income Taxes

The Company has elected to be regulated as a BDC under the Investment Company Act. The Company intends to elect to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses.

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed.

Distributions

Distributions to common stockholders are recorded on the record date. The amount to be distributed, if any, is determined by the Board each quarter, and is generally based upon the earnings estimated by the Advisor. The Company intends to distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, the Company may decide in the future to retain such capital gains for investment, incur a corporate-level tax on such capital gains, and elect to treat such capital gains as deemed distributions to stockholders.

New Accounting Pronouncements

Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3. Fees, Expenses, Agreements and Related Party Transactions

Investment Advisory Agreement

On November 14, 2022, the Company entered into an investment advisory agreement with the Adviser (the “Investment Advisory Agreement”), pursuant to which the Adviser manages the Company on a day-to-day basis. The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Company’s investments and monitoring its investments and portfolio companies on an ongoing basis.

The Investment Advisory Agreement is effective for an initial two-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the independent trustees. The Company may terminate the Investment Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.

The Company pays the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders. Substantial additional fees and expenses may also be charged by the Administrator to the Company, which is an affiliate of the Adviser.

Management Fee

The management fee is payable monthly in arrears at an annual rate of 0.65% of the value of our net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Advisory Agreement, net assets means our total assets (which does not include unfunded capital commitments) less the fair value of our liabilities, determined on a consolidated basis in accordance with GAAP. For the first calendar month in which we have operations, net assets will be measured as the beginning net assets as of the Initial Closing Date.

For the period ended December 31, 2022, management fees were $0.03 million, of which none were waived.

As of December 31, 2022, $0.03 million remained payable related to the base management fee accrued in management fee payable on the statement of assets and liabilities.

Incentive Fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Incentive Fee Based on Income

The first part of the incentive fee is based on income, whereby the Fund pays the Adviser annually in arrears 12.5% of its Pre-Incentive Fee Net Investment Income Returns (as defined below) for the relevant calendar year subject to a 5.75% annualized hurdle rate (the ‘Hurdle Rate”). “Pre-Incentive Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Advisory Agreement and an administration agreement with our administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred stock, but excluding the incentive fee and Member servicing and/or distribution fees).  Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

The Company pays the Adviser an incentive fee with respect to the Fund’s Pre-Incentive Fee Net Investment Income Returns as follows:

•	No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar year in which the Fund’s Pre-Incentive Fee Net Investment Income Returns does not exceed the Hurdle Rate;

•
100% of Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the Hurdle Rate but is less than 6.57143% in any calendar year. This portion of the Pre-Incentive Fee Net Investment Income Returns (which exceeds the Hurdle Rate but is less than 6.57143%) is referred to as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.5% of the Fund’s Pre-Incentive Fee Net Investment Income Returns as if a Hurdle Rate did not apply if Pre-Incentive Fee Net Investment Income Returns exceeds 6.57143% in any calendar year; and

•
12.5% of the Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds 6.57143% in any calendar year, which reflects that once the Hurdle Rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns is paid to the Adviser.

For the period ended December 31, 2022, incentive fees were $0.0 million, of which none were waived.

As of December 31, 2022, $0.0 million remained payable related to the incentive fee accrued in incentive fee payable on the statement of assets and liabilities.

Incentive Fee Based on Capital Gains

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals:

•
12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with GAAP.

Administration Agreement

Under the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to Members and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of our Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. We will reimburse the Administrator for the reasonable fees, costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Fund’s allocable portion of compensation, Overhead and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Fund’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Fund; and (iii) any internal audit group personnel of OHA or any of its affiliates, subject to the limitations described in Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party. The Administrator hired a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.

The amount of the reimbursement payable to the Administrator will be the lesser of (1) the Administrator’s actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. The Administrator will be required to allocate the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. We will not reimburse the Administrator for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of the Administrator.

As of December 31, 2022, there were $0.0 million in expenses related to the Administrator that were included in administrative service expenses on the statements of operations and the payable included in accrued expenses and other liabilities in the statements of assets and liabilities. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. The Company incurred expenses related to the sub-administrator of $0.01 million, which is included in administrative service expenses on the statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement.

Note 4.  Investments

Investments at fair value and amortized cost consisted of the following as of December 31, 2022:

	December 31, 2022
	Amortized Cost	Fair value	% of Total Investments at Fair Value

First lien debt	$149,464	$149,586	100.00%
Total investments	$149,464	$149,586	100.00%

The industry composition of investments based on fair value as of December 31, 2022 was as follows:

December 31, 2022
Insurance	21.3%
Services: Business	12.4%
Finance	11.3%
Consumer Goods: Durable	9.4%
Services: Consumer	9.3%
Chemicals, Plastics, and Rubber	9.2%
Healthcare, Education, and Childcare	9.1%
Media: Diversified & Production	4.6%
Retail Stores	4.5%
High Tech	4.4%
Aerospace and Defense	2.4%
Broadcasting and Entertainment	2.1%
Total	100.00%

The geographic composition of investments at cost and fair value was as follows

Country	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$143,993	$144,116	96.3%	76.8%
Canada	5,471	5,470	3.7	2.9
Total	$149,464	$149,586	100.0%	79.7%

Note 5.  Fair Value of Investments

The following table presents the fair value hierarchy of investments as of December 31, 2022, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	—	$149,586	$149,586
Total investments	$—	$—	$149,586	$149,586

The following table presents change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

First Lien Debt For the period ended December 31, 2022
Fair value, beginning of period	$—
Purchases of investments	149,464
Proceeds from principal repayments and sales of investments	—
Accretion of discount/amortization of premium	—
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation)	122
Transfers into Level 3 (1)	—
Transfers out of Level 3 (1)	—
Fair value, end of period	$149,586
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of December 31, 2022	122
(1) For the period ended December 31, 2022, there were no transfers into or out of Level 3.

Significant Unobservable Inputs

In accordance with ASC Topic 820, the following table provides quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2022.  The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	Fair Value as of December 31, 2022	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)
Assets:
First lien debt	$149,586	Discounted cash flow	Comparative Yields	9.3% - 11.6% (10.5%)
Total investments	$149,586
(1)	Weighted averages are calculated based on fair value of investments

The Company used the income approach to determine the fair value of certain Level 3 assets as of December 31, 2022. The significant unobservable inputs used in the income approach is the comparative yield and discount rate. The comparative yield and discount rate is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value.

Notes 6: Derivatives

The Company enters into derivative financial instruments in the normal course of business from time to time to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures. For derivative contracts, the Company enters into netting arrangements with its counterparties. In accordance with authoritative guidance, the Company offsets fair value amounts recognized for derivative instruments with the same counterparty under a master netting arrangement.

During the period ended December 31, 2022, the average notional exposure for foreign currency forward contracts was $187.9 million.

The following table presents both gross and net information about derivative instruments eligible for offset in the Statements of Assets and Liabilities as of December 31, 2022.

December 31, 2022
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$686	$—	$686	$—	$686
	$686	$—	$686	$—	$686
(1) Amount excludes excess cash collateral paid.
(2) Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.

The effect of transactions in derivative instruments on the Statements of Operations during the year ended December 31, 2022 were as follows:

Period Ended December 31, 2022
Net change in unrealized gain (loss) on foreign currency forward contracts	$686
Realized gain (loss) on foreign currency forward contracts	—
Total net realized and unrealized gain (loss) on foreign currency forward contracts	$686

Notes 7: Commitments and Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2022, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $14.46 million.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2022, management is not aware of any pending or threatened material litigation.

Investor Commitments

As of December 31, 2022, the Company had $535.2 million in total capital commitments from investors ($349.9 million undrawn).

Note 8.  Net Assets

Subscriptions and Drawdowns

As of December 31, 2022, the Company had 18,648,373 shares issued and outstanding with a par value of $0.01 per share. The Company has entered into subscription agreements with investors providing for the private placement of the Company’s common shares. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase the Company’s common shares up to the amount of their respective capital commitment on an as-needed basis each time the Advisor delivers a drawdown notice to such investors.

During the period ended December 31, 2022, the Advisor delivered capital call notices to investors on December 6, 2022 for $185.4 million.

There were no dividends declared for the period from June 27, 2022 (inception) to December 31, 2022.

Note 9. Income Tax

Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until they are realized; (2) income or loss recognition on exited investments; and (3) other non-deductible expenses.

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible expenses, among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate.

As of December 31, 2022, the Company made the following permanent book tax differences and reclasses:

December 31, 2022
Paid in capital excess of par value	$(57)
Distributable income in excess of net investment income(1)	981
Accumulated realized gains(1)	(924)

(1)	Amounts are included in distributable earnings (accumulated loss) on the Statements of Assets and Liabilities.

For the period ended December 31, 2022, the Company’s tax year end, components of distributable earnings on a tax basis are as follows:

December 31, 2022
Undistributed ordinary income	$1,132
Net tax appreciation/(depreciation)	122
Undistributed capital gains	411
Other temporary differences	(318)

For the period ended December 31, 2022, the Company had no capital loss carryover.

The tax character of shareholder distributions attributable to the fiscal period ended December 31, 2022, were as follows:

Paid Distributions attributable to:	December 31, 2022
Ordinary income	$-
Return of capital	-
Long term gain	-
Total taxable distributions	$-

Unrealized appreciation and depreciation at December 31, 2022, based on cost of investments for U.S. federal income tax purposes were as follows:

	Gross appreciation	Gross (depreciation)	Net appreciation/ (depreciation)	Cost
December 31, 2022	$151	$(29)	$122	$150,149

Note 10. Financial Highlights

The following are financial highlights for a common share outstanding during the year period December 31, 2022:

December 31, 2022
Per share data:(1)
Net asset value, beginning of period	$—
Net investment income (loss) (2)	(0.14)
Net realized and unrealized gains (losses) (3)	0.21
Net increase (decrease) in net investment operations	0.07
Impact of issuance of common stock	10.00
Net asset value, end of period	$10.07

Total Return (4)	0.69%

Ratios and supplemental data:
Net assets, end of period	$187,765

Ratio of gross expenses to average net assets(5)	6.02%
Net investment income (loss) to average net assets(5)	(6.02)%

(1)	The per share data was derived by using the weighted average shares outstanding during year ended December 31, 2022.
(2)	Calculated based on average shares outstanding during the period.
(3)
The amount shown for a unit outstanding does not correspond with the aggregate realized and unrealized gain (loss) on investments for the period due to the timing of capital share transactions of fund shares in relation to fluctuating market values of investments of the Fund.

(4)
Total return based on net asset value calculated as the change in Net Asset Value per share during the respective periods, assuming distributions, if any, are reinvested on the effects of the performance of the Fund during the period.

(5)	Annualized.

Note 11. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of these financial statements.  On February 2, 2023, the Advisor delivered capital call notices to investors for $25.0 million. All proceeds were received February 9, 2023. There have been no other subsequent events that occurred that would require disclosure in, or would be required to be recognized in, these financial statements.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

ITEM 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report and determined that our disclosure controls and procedures are effective as of the end of the period covered by this Annual Report.

(b) Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Fund’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission.

(c) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The Board and its Leadership Structure

Our business and affairs are managed under the direction of our Board. The responsibilities of the Board include, among other things, the oversight of our investment activities, the quarterly valuation of our assets, oversight of our financing arrangements and corporate governance activities. Our Board consists of five members, three of whom are not “interested persons” of the Fund or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by our Board. We refer to these individuals as our “Independent Board members.” Our Board elects our executive officers, who serve at the discretion of the Board.

Board Members

Information regarding the Board is as follows:

Name	Year of Birth	Position	Length of Time Served	Principal Occupation During Past 5 Years	Other Memberships Held by Board Member
Interested Board Members
Eric Muller	1972	Member	Since 2022	Portfolio Manager & Partner at Oak Hill Advisors (2018 – Present); Partner at Goldman Sachs (2006 – 2018)
Trustee, T. Rowe Price OHA Private Credit Fund (2022 – Present); Investment Committee Member, Boston University Endowment (2018 – Present); Dean’s Advisory Board Member, Boston University Questrom School of Business (2015 – Present); Co-Chairman, Board of Trustees for StreetSquash (2012 – Present)

Alan M. Schrager	1968	Chairman	Since 2022	Portfolio Manager & Senior Partner at Oak Hill Advisors (2003 – Present)
Trustee, T. Rowe Price OHA Private Credit Fund (2022 – Present); Board Member, Expro Group Holdings (2018 – Present); Board Member, New Heights Youth Inc. (2016 – Present); Board Member for Churchill Capital V (2022 – Present); Board Member for Churchill Capital VI (2022 – Present); Board Member for Churchill Capital VII (2022 – Present)

Independent Board Members
Kathleen M. Burke	1963	Member	Since 2022	Managing Director at Snowbridge Advisors (2016 – Present); Advisor at Pacific General Holdings (April 2022 – Present).	Trustee, T. Rowe Price OHA Private Credit Fund (2022 – Present)
Mark Manoff	1956	Member	Since 2022	Co-founder and CEO at Verrian, Inc (2019-2021); Vice Chair at Ernst & Young (1978-2021).
Trustee, T. Rowe Price OHA Private Credit Fund (2022 – Present); Trustee, University of Maryland Smith Business School Advisory Board (2012 – Present); Trustee, Roundabout Theatre (2000 – 2020); Trustee, the First Tee (2011 – 2011).

Jonathan Morgan	1963	Member	Since 2022	Managing Member at Sound Fund Advisors LLC (2011 - Present).
Trustee, T. Rowe Price OHA Private Credit Fund (2022 – Present); Director, Angel Oak Mortgage, Inc. (Jan 2022 – Present); Trustee, The Frank Foundation (2016 – Present); Trustee, Talmadge Hill Community Church (2019 – Present); Trustee, The Weekapaug Chapel (2020 – present); Trustee, Kids Empowered by Your Support (2016-2021).

The address for each manager is OHA Senior Private Lending Fund (U) LLC, c/o OHA Private Credit Advisors II, L.P., 1 Vanderbilt Avenue, 16th Floor, New York, NY 10017, Attn: Legal Department. While we do not intend to list our Shares on any securities exchange, if any class of our Shares is listed on a national securities exchange, our Board will be divided into three classes of managers serving staggered terms of three years each.

Executive Officers Who are Not Board Members

Information regarding our executive officers who are not Board members is as follows:

Name	Year of Birth	Position	Length of Time Served	Principal Occupation During Past 5 Years

Andy Winer	1968	Chief Operating Officer	Since 2022	Portfolio Manager at Sound Point Capital (2016 – 2022)

Gerard Waldt	1984	Chief Financial Officer	Since 2022	Deputy Chief Financial Officer at Bain Capital Specialty Finance (2018 – 2022); Controller and Interim Chief Accounting Officer at Hercules Capital (2016 – 2018)

Grove Stafford	1977	Chief Compliance Officer	Since 2022	Executive Director, Chief Compliance Officer and Head of IM Private Funds Compliance at Morgan Stanley (2018-2022); Vice President and Assistant General Counsel at Resource America (2006-2018)

Gregory Rubin	1971	Vice President	Since 2022	Partner and General Counsel, Global Head of Legal and Compliance at Oak Hill Advisors, L.P. (2007 – Present)

The address for each executive officer is 1 Vanderbilt Avenue, 16th Floor, New York, NY 10017, c/o OHA Private Credit Advisors II, L.P., 1 Vanderbilt Avenue, 16th Floor, New York, NY 10017.

Biographical Information

The following is information concerning the business experience of our Board and executive officers. Our Board members have been divided into two groups—Interested Board members and Independent Board members. Interested Board members are “interested persons” as defined in the 1940 Act.

Interested Board Members

Eric Muller, Chief Executive Officer. Mr. Muller shares portfolio management responsibilities for private lending investments. Prior to joining OHA, Mr. Muller worked in Goldman Sachs’ Merchant Banking Division, where he was a Partner in the Private Credit Group, responsible for leading its private senior lending business in North America and managing vehicles that invested across the spectrum of the credit market. While at Goldman, he served on various divisional and firmwide investment and risk committees. Mr. Muller previously worked as a private equity investor for the Cypress Group. He is Co-Chairman of the Board of Trustees for StreetSquash, an after-school youth enrichment program. Additionally, Mr. Muller serves on the Dean’s Advisory Board for the Boston University Questrom School of Business and the Investment Committee for the Boston University Endowment. He earned an M.B.A. from Harvard Business School, a J.D. from Harvard Law School and a B.A., summa cum laude, salutatorian, from Boston University.

Alan M. Schrager, Chairman of the Board. Alan M. Schrager shares portfolio management responsibilities for a number of OHA’s portfolios. Mr. Schrager serves on various OHA committees including the compliance, investment strategy, valuation and several fund investment committees. Previously, he had senior research responsibility for investments in private credit companies, software, industrials and gaming. Prior to joining OHA in early 2003, Mr. Schrager was a Managing Director of USBancorp Libra, where he was responsible for originating, evaluating and structuring private equity, mezzanine and debt transactions and also held several positions at Primary Network, a data CLEC, including Chief Financial Officer and Interim Chief Executive Officer. He previously worked in the Leveraged Finance and High Yield Capital Markets group at UBS Securities, LLC. He currently serves on the Board of Directors of Expro Group Holdings International Limited, three Churchill Capital special purpose acquisition companies and New Heights Youth, Inc. Mr. Schrager earned an M.B.A. from the Wharton School of the University of Pennsylvania, and a B.A. from the University of Michigan.

Independent Board Members

Kathleen M. Burke, Member. Ms. Burke is currently a Partner at Snowbridge Advisors, an independent advisory firm serving managers of private equity funds worldwide with a focus on middle market private equity funds and an Advisor to Pacific General Holdings, a firm focused on advising on middle market cross border transactions. Ms. Burke has more than thirty years’ experience as an investment professional, both as an advisor and an investor, and is expert at executing, structuring and placing private alternative fund products and securities. She has advised on over $2.0 billion of transactions over the course of her career. Prior to joining Snowbridge, Ms. Burke was a Principal at Crito Capital where she originated, structured and placed private equity transactions and alternative fund products. Prior to joining Crito Capital, Ms. Burke managed private placements at Rothschild North America and Credit Suisse First Boston. At Credit Suisse First Boston, she led a team of professionals dedicated to raising private equity capital for venture stage and emerging growth companies in a variety of sectors including life sciences, healthcare, media, telecom, and technology services. Prior to Credit Suisse First Boston, Ms. Burke was on the buy-side and worked at both Prudential Insurance Company of America and GE Capital where she was responsible for a variety of investments, including control and growth transactions, mezzanine deals and senior loans. She received her MBA from the University of Pennsylvania’s Wharton School and has a BS in Finance from Boston College’s Carroll School of Management, where she was in the Honors Program and graduated cum laude.

Mark Manoff, Member. Mr. Manoff is an Operating Partner at MidOcean Partners, a premiere New York-based alternative asset manager specializing in middle-market private equity and alternative credit investments. He previously spent 39 years at Ernst & Young (EY) serving in many leadership positions, including as New York Office Managing Partner, and Americas Vice Chair Northeast Region Managing Partner, where he had full P/L responsibility for a $4 billion business unit. Mr. Manoff was a member of EY’s Executive Board and Operating Committee for 8 years. He founded and led EY’s Center for Board Matters, EY’s effort to support board members in their oversight role by helping them address complex boardroom issues. Mr. Manoff retired as Vice Chair Markets where he was responsible for EY’s growth strategy and go-to-market activities. Following his retirement from EY, Mr. Manoff co-founded and was the CEO of a boutique consulting firm providing services to private equity and other high growth businesses. Mr. Manoff is a member of the Board of Covetrus, a $4 billion NASDAQ-listed global company that provided technology solutions and services to veterinarians. Mr. Manoff is a CPA and has a BS from the University of Maryland Smith Business School where he was a past Chair.

Jonathan Morgan, Member. Mr. Morgan is the founding Principal of Sound Fund Advisors LLC, a firm he founded in March 2011, where he acts as an independent director. Mr. Morgan has over 22 years of experience in the financial markets, including nine years of investment experience as a strategist or portfolio manager at three different investment managers: Caxton Associates (1993-1996), Croesus Capital Management (1997-1998) and Parallax Capital Management (1999-2002). In addition, Mr. Morgan has more than nine years of experience researching and investing in investment funds. He was the Head of Research and Portfolio Management in the Alternative Investment Group of Julius Baer Investment Management (2002-2005) where he supervised both investment research as well as the operational risk group. In 2005, Mr. Morgan joined Barclays Global Investors (2005-2009) as the Head of Manager Selection and subsequently became the Head of Investments for their Hedge Fund Management Group. During his tenure, Mr. Morgan was the head of Barclays Global Investor’s New York office. In 2009, Mr. Morgan joined UBP Asset Management (2009-2011) as the Head of Global Hedge Fund Research. Prior to 1993, Mr. Morgan worked for Morgan Stanley for five years. He has an AB from Princeton University (1986), an MPP from Harvard’s Kennedy School of Government (1990) and an MDIV from Yale Divinity School (2019). He is an FSA Credential Level II Candidate for the Sustainability Accounting Standards Board.

Executive Officers Who are not Board Members

Gerard Waldt, Chief Financial Officer. Mr. Waldt has primary responsibility for financial activities of OHA’s BDCs and similar vehicles. Prior to joining OHA, Mr. Waldt was the Deputy Chief Financial Officer at Bain Capital Specialty Finance. Previously, he was Controller and Interim Chief Accounting Officer at Hercules Capital. He earned a B.B.A. in Accounting from James Madison University.

Grove Stafford, Chief Compliance Officer. Mr. Stafford has primary responsibility for the compliance activities of OHA’s BDCs and similar vehicles.  Prior to joining OHA, Mr. Stafford worked as an Executive Director for Morgan Stanley Investment Management where he served as Chief Compliance Officer for the firm’s Private Credit, Equity, and Real Assets businesses as well as the firm’s Business Development Companies. Prior to joining Morgan Stanley, Mr. Stafford was employed by Resource America, Inc., serving as Vice President and Assistant General Counsel, with responsibility for legal and compliance matters for Resource America’s investment adviser and broker-dealer platforms. Mr. Stafford earned a J.D. from Tulane University and a B.A. from Boston University.

Andy Winer, Chief Operating Officer. Mr. Winer works in the area of new business development and has primary responsibility for operations of OHA’s BDCs and similar vehicles. Prior to joining OHA, Mr. Winer was the Co-Founder and Portfolio Manager of Sound Point Capital’s commercial real estate business and served as Chief Investment Officer of InPoint Commercial Real Estate Income Inc. Previously, Mr. Winer served as President of Global Net Lease, Inc. and worked at Credit Suisse and predecessor firms in a variety of commercial real estate and structured finance related positions. Mr. Winer earned a Master of Accountancy and a B.B.A. in Accounting from the University of Michigan School of Business.

Gregory Rubin, Vice President. Mr. Rubin is a Partner and General Counsel of OHA. Mr. Rubin has overall management responsibility for OHA’s global legal and compliance services. He serves on various OHA committees including risk, compliance, valuation and ESG committees. Mr. Rubin previously served as a Vice President and Regulatory Counsel in the Institutional Securities Group at Morgan Stanley and as a corporate and securities attorney at Lewis and Roca, LLP. He earned a J.D. from Cleveland-Marshall College of Law and a B.B.A. from the University of Cincinnati.

Communications with Board Members

Members and other interested parties may contact the Board or any Board member by mail. To communicate with the Board, any individual Board member or any group or committee of Board members, correspondence should be addressed to the Board or any such individual Board member or group or committee of Board members by either name or title. All such correspondence should be sent to 1 Vanderbilt Avenue, 16th Floor, New York, NY  10017, c/o OHA Private Credit Advisors II, L.P., 1 Vanderbilt Avenue, 16th Floor, New York, NY  10017, Attention: Legal Department.

Committees of the Board

Our Board currently has three committees: an Audit Committee, an Independent Board Members Committee, and a Nominating and Governance Committee. Under the LLC Agreement, the Fund is not required to hold annual meetings.

Audit Committee. The Audit Committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board in selecting, engaging and discharging our independent registered public accounting firm, reviewing the plans, scope and results of the audit engagement with our independent registered public accounting firm, approving professional services provided by our independent registered public accounting firm (including compensation therefore), reviewing the independence of our independent registered public accounting firm and reviewing the adequacy of our internal controls over financial reporting. The Audit Committee will also have principal oversight of the valuation process used to establish the Fund’s NAV and for the determination the fair value of each of our investments. The Audit Committee is presently composed of three (3) persons, including Kathleen M. Burke, Mark Manoff, and Jonathan Morgan, all of whom are considered independent for purposes of the 1940 Act. Mark Manoff serves as the chair of the Audit Committee. Our Board has determined that Mark Manoff qualifies as an “Audit Committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act. Each of the members of the Audit Committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Fund or of the Adviser as defined in Section 2(a)(19) of the 1940 Act.

A copy of the charter of the Audit Committee is available in print to any Member who requests it.

Nominating and Governance Committee. The Nominating and Governance Committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the Nominating and Governance Committee, including making nominations for the appointment or election of Independent Board members. The Nominating and Governance Committee will also have principal oversight over the process used to approve co-investments for the Fund. The Nominating and Governance Committee consists of three (3) persons, including Kathleen M. Burke, Mark Manoff, and Jonathan Morgan, all of whom are considered independent for purposes of the 1940 Act. Kathleen M. Burke serves as the chair of the Nominating and Governance Committee.

The Nominating and Governance Committee will consider nominees to the Board recommended by a Member, if such Member complies with the advance notice provisions of our bylaws. Our bylaws provide that a Member who wishes to nominate a person for election as a Board member at a meeting of Members must deliver written notice to our Corporate Secretary. This notice must contain, as to each nominee, all of the information relating to such person as would be required to be disclosed in a proxy statement meeting the requirements of Regulation 14A under the Exchange Act, and certain other information set forth in the bylaws. In order to be eligible to be a nominee for election as a Board member by a Member, such potential nominee must deliver to our Corporate Secretary a written questionnaire providing the requested information about the background and qualifications of such person and a written representation and agreement that such person is not and will not become a party to any voting agreements, any agreement or understanding with any person with respect to any compensation or indemnification in connection with service on the Board, and would be in compliance with all of our publicly disclosed corporate governance, conflict of interest, confidentiality and share ownership and trading policies and guidelines.

A copy of charter of the Nominating and Governance Committee is available in print to any Member who requests it.

Independent Board Members Committee. The Independent Board Members Committee operates pursuant to a charter approved by our Board. The Independent Board Members Committee consists of three (3) persons, including Kathleen M. Burke, Mark Manoff, and Jonathan Morgan, all of whom are considered independent for purposes of the 1940 Act. Jonathan Morgan serves as the chair of the Independent Board Members Committee. The Independent Board Members Committee will be responsible for addressing conflict of interest matters, including but not limited to the approval, as applicable, of certain co-investment transactions as contemplated by the Fund’s co-investment exemptive relief, review, negotiate and approve the Advisory Agreement, review and approve the Administration Agreement with the Fund’s administrator;  and undertake such other duties and responsibilities as may from time to time be delegated by the Board.

A copy of the charter of the Independent Board Members Committee is available in print to any Member who requests it.

Investment Committee

Investment decisions generally require consensus approval of the Investment Committee. The Investment Committee will meet regularly to vet new investment opportunities, and evaluate strategic initiatives and actions taken by the Adviser on our behalf. The day-to-day management of investments approved by the Investment Committees will be overseen by the portfolio managers.

All of the Investment Committee members have ownership and financial interests in, and may receive compensation and/or profit distributions from, the Adviser. None of the Investment Committee members receive any direct compensation from us.

Members of the Investment Committee Who Are Not Our Board Members or Executive Officers

Glenn August, Founder & Chief Executive Officer of OHA. Mr. August has overall management responsibility for OHA. In addition, he serves as global head of the OHA’s distressed investment activities. Mr. August chairs or serves on various OHA committees, including the partnership, investment strategy and several fund investment committees. He co-founded the predecessor investment firm to OHA in 1987 and took responsibility for OHA’s credit and distressed investment activities in 1990. Mr. August has played leadership roles in numerous restructurings and, since 1987, has served on seventeen corporate boards. He currently serves on the Board of Directors of Lucid Group, Inc., MultiPlan, Inc. and three Churchill Capital special purpose acquisition companies. Mr. August also serves on the Board of Trustees of Horace Mann School and the Mount Sinai Medical Center, and on the Board of Directors of the Partnership for New York City and the 92nd St. Y. He earned an M.B.A. from Harvard Business School, where he was a Baker Scholar, and a B.S. from Cornell University.

Thomas Wong, Portfolio Manager & Partner of OHA. Mr. Wong shares portfolio management responsibilities for a number of OHA’s portfolios. Mr. Wong is a member of OHA’s investment strategy and ESG committees. Previously, he had senior research responsibility for the chemicals, consumer products, food and beverage, healthcare, industrials, retail and restaurants, services and telecommunications, media, cable and technology industries. Mr. Wong currently serves on the Board of Directors for the Loan Syndications and Trading Association and Yonkers Partners in Education. Prior to joining OHA in 2001, he worked at Deutsche Bank, where he was a member of the Debt Capital Markets group. Mr. Wong received a B.A., cum laude, from Harvard University and has earned the Chartered Financial Analyst designation.

Harpreet Anand, Portfolio Manager & Partner of OHA. Mr. Anand shares portfolio management responsibility for a number of OHA’s portfolios. Mr. Anand serves on various OHA committees including the compliance committee, investment strategy committee and the Diversity & Inclusion Council. Previously, he had senior research responsibility for automotive, building products, chemicals, metals & mining, paper & packaging and aerospace & defense industries. Prior to joining OHA in 2006, Mr. Anand worked at Bear, Stearns & Co. Inc. in its Leveraged Finance/Financial Sponsors Group. He earned a B.B.A., with Honors, from the Stephen M. Ross School of Business at the University of Michigan.

Portfolio Management

The Adviser serves as our investment adviser. The Adviser is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our Board, the Adviser manages the day-to-day operations of, and provide investment advisory and management services to, us. The Adviser is a wholly-owned subsidiary of OHA.

Investment Personnel

The management of our investment portfolio will be the responsibility of the Adviser and the Investment Committee. The Investment Committee is currently comprised of Glenn August, Alan Schrager, Eric Muller, Thomas Wong, and Harpreet Anand. Eric Muller is the lead portfolio manager of the strategy. Alan Schrager and Eric Muller, the Fund’s Chief Executive Officer, are responsible for the day-to-day management of the Fund.

The Adviser, through the resources and personnel provided by OHA through the Resource Sharing Agreement, is currently staffed with more than 100 investment professionals, including the investment personnel noted above, and approximately 350 employees. In addition, the Adviser may retain additional investment personnel in the future based upon its needs.

Item 11.	Executive Compensation.

Compensation of Executive Officers

None of our officers will receive direct compensation from us. The compensation of our chief financial officer and chief compliance officer will be paid by our Administrator, subject to reimbursement by us of an allocable portion of such compensation for services rendered by them to us. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to our Administrator.

Compensation of Board Members

Our Board members who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in the board and committee meetings and annual fees for serving as a committee chairperson. These Board members are Kathleen M. Burke, Mark Manoff, and Jonathan Morgan. Amounts payable under the arrangement are determined and paid quarterly in arrears as follows:

			Annual Committee Chair Cash Retainer
Annual Cash Retainer	Board Meeting Fee	Committee Meeting Fee	Audit	Nominating and Governance	Independent Board Members
$50,000	$1,000	$1,000	$7,500	$1,250	$1,250

We also reimburse each of the Board members for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

We will not pay compensation to our Board members who also serve in an executive officer capacity for us or the Adviser.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 242023, information with respect to the beneficial ownership of our Shares at the time of the satisfaction of the minimum offering requirement by:

•	each person known to us to be expected to beneficially own more than 5% of the outstanding Shares;

•	each of our Board members and each executive officers; and

•	all of our Board members and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no Shares subject to options that are currently exercisable or exercisable within 60 days of the offering.

	Shares Beneficially Owned
Name and Address	Number	Percentage
Interested Board Members
Eric Muller	0	N/A
Alan M. Schrager	0	N/A
Independent Board Members(1)
Kathleen M. Burke	0	N/A
Mark Manoff	0	N/A
Jonathan Morgan	0	N/A
Executive Officers who are not Board Members(1)
Gregory S. Rubin	0	N/A
Grove Stafford	0	N/A
Gerard Waldt	0	N/A
Andy Winer	0	N/A
Other		N/A
All officers and Board members as a group (nine persons)	0	N/A

*	Less than 1%.

(1)
The address for all of the Fund’s officers and Members is 1 Vanderbilt Avenue, 16th Floor, New York, NY 10017, c/o OHA Private Credit Advisors II, L.P., 1 Vanderbilt Avenue, 16th Floor, New York, NY  10017.

(2)	The address for OHA Private Credit Advisors II, L.P. is 1 Vanderbilt Avenue, 16th Floor, New York, NY 10017.

The following table sets forth the dollar range of our equity securities as of February 24, 2023.

Name and Address	Dollar Range of Equity Securities in Fund(1)(2)
Interested Board Members
Eric Muller	None
Alan M. Schrager	None
Independent Board Members(1)
Kathleen M. Burke	None
Mark Manoff	None
Jonathan Morgan	None

(1)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

(2)	The dollar range of equity securities beneficially owned are: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000 or over $100,000.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

The Fund entered into a number of business relationships with affiliated or related parties, including the Advisory Agreement and the Administration Agreement. Various potential and actual conflicts of interest may arise from the overall investment activities of the Adviser and the Fund for their own accounts and for the accounts of others. The conflicts of interest that may be encountered by the Fund include those discussed below and elsewhere throughout this Registration Statement, although such discussions do not describe all of the conflicts that may be faced by the Fund. Dealing with conflicts of interest is complex and difficult, and new and different types of conflicts may subsequently arise.

In serving in these multiple capacities, the Adviser and its personnel have obligations to other clients or investors in those entities, the fulfillment of which could conflict with the best interests of us or our Members. For example, the economic disruption and uncertainty precipitated by the COVID-19 pandemic has required the Adviser and its affiliates to devote additional time and focus to existing portfolio companies in which other funds and accounts managed by the Adviser and its affiliates hold investments. The allocation of time and focus by personnel of the Adviser and its affiliates to these existing portfolio company investments held by other funds and accounts could reduce the time that such individuals have to spend on our investing activities.

Subject to certain 1940 Act restrictions on co-investments with affiliates, the Adviser offers us the right to participate in all investment opportunities that it determines are appropriate for us in view of our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other relevant factors. Such offers are subject to the exception that, in accordance with the Advisers’ code of ethics and allocation policies, we might not participate in each individual opportunity but will, on an overall basis, be entitled to participate equitably with other entities sponsored or managed by the Adviser and its affiliates over time.

The Adviser and its affiliates have both subjective and objective policies and procedures in place that are designed to manage the potential conflicts of interest between the Adviser’s fiduciary obligations to us and its similar fiduciary obligations to other clients. To the extent that we compete with entities sponsored or managed by the Adviser or its affiliates for a particular investment opportunity, the Adviser will allocate investment opportunities across the entities for which such opportunities are appropriate, consistent with (1) its internal conflict of interest and allocation policies, (2) the requirements of the Advisers Act and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates. The Adviser’s allocation policies are intended to ensure that, over time, we generally share equitably with other accounts sponsored or managed by the Adviser or its affiliates in investment opportunities, particularly those involving a security with limited supply or involving differing classes of securities of the same issuer that are suitable for us and such other accounts. There can be no assurance that the Adviser or its affiliates’ efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor.

Conflicts of Interest

The following inherent or potential conflicts of interest should be considered by prospective investors before subscribing for the Shares.

General

The Fund is subject to a number of actual and potential conflicts of interests. The Adviser and its affiliates, direct and indirect members, direct and indirect partners and/or employees, do now and may in the future manage or co-manage other investment vehicles, BDCs, collateralized loan obligations and/or separate accounts (the “OHA Clients”), some of which follow, or may follow, investment programs substantially similar to that of the Fund. The existence of multiple OHA Clients (including the Fund) may create a number of potential conflicts of interest.

The Adviser will devote as much of its time to the activities of the Fund as it deems necessary and appropriate. The Adviser and its affiliates are not restricted from forming (or allocating investment opportunities to) other OHA Clients, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with the Fund and/or may involve substantial time and resources of the Adviser and/or its affiliates. The Adviser is not restricted from establishing new OHA Clients. These activities could be viewed as creating a conflict of interest in that the time and effort of the Adviser, the Adviser’s other partners and their respective officers and employees will not be devoted exclusively to the business of the Fund, but will be allocated between the business of the Fund and other business activities, including, without limitation, the management of the assets of the other OHA Clients.

The Adviser has multiple advisory, transactional, financial and other interests that conflict or may conflict with those of the Fund and its Members. The Adviser may, in the future, engage in additional activities that result in additional conflicts of interest not addressed below. Any such conflicts could have a material adverse effect on the Fund and its Members.

Allocation of Investment Opportunities

The Adviser may, from time to time, be presented with investment opportunities that fall within the investment objectives of the Fund and the other OHA Clients. The Adviser has established policies and procedures for allocating investment opportunities among the Fund and such other OHA Clients.

When the Adviser determines that it would be appropriate for the Fund and one or more of the other OHA Clients to participate in an investment opportunity, the Adviser will seek to execute orders on an equitable basis for all of the participating OHA Clients, including the Fund. This could, among other adverse consequences, affect the prices of the securities or other obligations in which the Fund invests and will affect the availability of such securities or obligations to the Fund. Orders may be combined for all such accounts, and if any order is not filled at the same price, they may (or may not) be allocated on an average price basis. Similarly, if an order on behalf of more than one account cannot be fully executed under prevailing market conditions, securities or other obligations may be allocated among the different accounts on a basis which the Adviser or its affiliates consider equitable. There is no obligation for the Fund to dispose of any investment at the same time as any other OHA Client, nor for any other OHA Client to dispose of any investment at the same time as the Fund. Situations may occur where the Fund could be disadvantaged because of the investment activities conducted by the Adviser for other investment accounts and redemption or withdrawal requests by investors in such other OHA Clients that the Adviser is fulfilling. This could increase or decrease the concentration of certain investment holdings of the Fund and could possibly lead to situations where the Fund either has to or, conversely, cannot, enter into a transaction or capitalize on an investment opportunity with respect to such investment holdings.

In determining initial allocations of investments among the OHA Clients (including the Fund), the Adviser and its affiliates will take into account relative amounts of available capital and maximum issuer sizes. The available capital and maximum issuer sizes will be determined at the discretion of the Adviser and its affiliates, taking into consideration applicable investment guidelines of the OHA Clients (including the Fund) and other applicable factors, including, without limitation, available cash, unfunded Capital Commitments, planned capital flows, leverage and certain liquid investments. Following the determination of the initial allocation, other factors may be considered by the Adviser and its affiliates, as they deem appropriate, in making final allocation determinations among the OHA Clients, including (as applicable), without limitation: investment objectives; the timing of capital inflows and outflows and anticipated Capital Commitments, subscriptions and distributions and/or withdrawals (or redemptions); liquidity; yield; transaction costs; transaction-specific minimum investment obligations, eligibility requirements and/or other statutory or contractual restrictions or obligations; portfolio diversification; relative market or industry exposure; tax efficiencies and potential adverse tax consequences; regulatory, policy and/or other restrictions applicable to participating OHA Clients and/or to their investors; the avoidance of odd lots or a de minimis allocation to one or more participating OHA Clients; the risk profile of an investment opportunity and the applicable OHA Clients; the type of asset (e.g., loan versus equity); the capital available for the investment opportunity; and any other factors similar to the foregoing or any other considerations deemed relevant by the Adviser and its affiliates. In addition to the foregoing factors, the Adviser and its affiliates also consider the length of the investment period and any applicable post-investment period term of each OHA Client, which may differ. As a result, an OHA Client that is approaching the end of its investment period may not be allocated investment opportunities that have longer investment time horizons or that are more illiquid, even if such opportunity is otherwise an eligible investment for such OHA Client. The Adviser and its affiliates in certain situations will adjust investment allocations in cases where they are limited in their ability to allocate across all OHA Clients. Subsequent purchases of an investment may be allocated based on the relative existing positions in such investment among the OHA Clients (including the Fund).

Based on the foregoing investment allocation methodology, an OHA Client with higher available capital than a similarly sized or even larger sized OHA Client will, if the maximum issuer size is equal, have a higher initial allocation percentage to an investment. Additionally, an OHA Client with a larger maximum issuer size than a similarly sized or even larger sized OHA Client will, if the amount of available capital is equal, have a higher initial allocation percentage to an investment.

Furthermore, an OHA Client may invest in certain investment strategies, and then the Adviser and its affiliates may subsequently offer other OHA Clients the same or similar investment strategies through stand-alone vehicles, which may serve as the primary vehicles for such strategies. Any opportunity to invest in such a stand-alone vehicle will be considered for all OHA Clients who invested previously in such investment strategies. An OHA Client whose investment activities commenced after the establishment of a stand-alone vehicle may not be able to participate in such stand-alone vehicle if it is a closed-end vehicle or the Adviser determines it could dilute or adversely impact the existing OHA Clients in such vehicle.

The outcome of any allocation determination by the Adviser and its affiliates may result in the allocation of all or none of an investment opportunity to the Fund. There can be no assurance that the Fund will have an opportunity to participate in certain investments that fall within the Fund’s investment objectives. The Adviser’s investment allocation policies and procedures may be amended at any time.

When multiple of the OHA Clients participate in specific investments together with the Fund, the Adviser and/or its affiliates will seek to allocate expenses among such OHA Clients pursuant to the Adviser’s expense allocation policy.

In certain circumstances, in order to ensure that allocations are being made in the best interests of the OHA Clients involved, from time to time, the Adviser and its affiliates may review an OHA Client’s exposure to certain investments, determine exposure targets for such OHA Clients and allocate investment opportunities accordingly.

Related Clients

The Adviser is expected to conduct the Fund’s investment program in a manner that is similar (or in some cases, substantially similar) to the investment programs of certain OHA Clients (such OHA Clients, the “Related Clients”). Related Clients are expected to co-invest with, or, at times, invest on a side-by-side basis with, the Fund, including through master, joint or commingled accounts or investment vehicles. However, there are, or may be, differences among the Fund and the Related Clients with respect to investment objectives, investment strategies, investment parameters and restrictions, hedging strategies, portfolio management personnel, tax considerations, liquidity considerations, legal and/or regulatory considerations, asset levels, timing and size of investor capital contributions and redemptions or withdrawals, cash flow considerations, market conditions, considerations related to existing exposures to an issuer or security and other considerations deemed relevant by the Adviser and its affiliates (the nature and extent of such differences, if any, will vary from Related Client to Related Client), which, as applicable, will cause variation among the investment portfolios of the Fund and the Related Clients and in the allocation of investment opportunities among the Fund and the Related Clients. In addition, certain investments (e.g., odd lots, investments with limited capacity and/or stub pieces) may not be feasible to allocate to the Fund and/or one or more Related Clients.

Given the foregoing considerations, there may be circumstances where: (i) the Fund and only some of the Related Clients participate in parallel investment transactions; (ii) the level of participation by the Fund and the Related Clients in parallel investment transactions is not on a pro rata basis; (iii) the terms of parallel investment transactions vary between and among the Fund and one or more Related Clients; (iv) the Fund and one or more Related Clients effectively engage in opposite transactions with respect to a particular investment (e.g., the Fund buys an investment and one or more Related Clients sells the same investment and/or the Fund takes a “long” position in an investment and one or more Related Clients takes a “short” position with respect to the same investment); and/or (v) investment transactions between and among the Fund and the Related Clients vary in other respects. Such non-parallel and/or non-pro rata investment transactions between or among the Fund and the Related Clients will be made at the discretion of the Adviser and its affiliates including, without limitation, when deemed: (1) appropriate because of the differences between the clients involved (or the terms applicable to the Fund and/or such Related Clients) and/or (2) otherwise to be in the interests of the clients involved. In addition, there may be circumstances where the Fund and one or more Related Clients participate in the same investment, but either (A) the Fund does not enter into certain hedging transactions entered into by such Related Client(s) with respect to such investment, or (B) the Fund enters into certain hedging transactions not entered into by such Related Client(s) with respect to such investment.

In addition, Related Clients are, or may be, subject to terms that differ from the terms described in this prospectus, which may include, without limitation, restrictions on investing in certain investment products or terms related to tax, legal, regulatory and/or other similar considerations. In addition, the governing documents of one or more Related Clients may contain terms, certain of which could be considered more favorable than the terms set forth in this prospectus, including, without limitation, terms relating to fee reductions, expenses, portfolio transparency and/or liquidity. For example, one or more Related Clients may receive more detailed portfolio information or information on a more frequent basis and/or have rights to make additional subscriptions or contributions and/or have more favorable liquidity rights (such as a right to redeem or withdraw and/or a right to redeem or withdraw with shorter prior notice periods and/or with more frequency), in each case, than compared to the Fund. Any such different and/or preferential terms could have an adverse impact on the investments of the Fund and/or the value of Shares.

Special Purpose Entities

The Adviser may, in its discretion, structure any investment, in whole or in part, as an investment made directly by the Fund and/or through one or more special purpose entities or subsidiaries and/or restructure an existing investment that was initially held directly by the Fund and/or one or more other OHA Clients such that, following such restructuring, such investment is held indirectly through one or more special purpose entities or subsidiaries, in each case, in order to address legal, tax, regulatory, currency or other considerations with respect to the Fund and/or one or more of such other OHA Clients (which considerations may only affect one or more of such other OHA Clients (and not the Fund) and may include the administrative convenience of the Adviser, its affiliates, the Fund and/or one or more other OHA Clients), as deemed appropriate by the Adviser in its discretion. The Fund and/or any other OHA Clients investing through any such special purpose entity or subsidiary will bear any and all fees, costs and expenses in connection with the formation, organization, operation, management and dissolution of such special purpose entity or subsidiary (including the fees, costs and expenses of preparing the constituent documents and any other agreements of (or related to) such special purpose entity or subsidiary and/or any fees, costs and expenses related to borrowings incurred by such special purpose entity or subsidiary), even in circumstances where such special purpose entity or subsidiary is intended primarily or solely for the benefit of one or more other OHA Clients (and not the Fund). To the extent the Fund holds an investment through a special purpose entity or subsidiary, the Fund’s returns may be adversely impacted.

Conflicts Arising from Organizational, Ownership and Investment Structure

The organizational, ownership and investment structure of the Fund involves a number of relationships that give rise to potential conflicts of interest. In certain instances, the interests of the Adviser and its affiliates could differ from the interests of the Fund’s Members, including with respect to the types of investments made, the timing and method in which investments are exited, the timing and amount of distributions to the Members, the reinvestment of returns generated by investments and the appointment of outside advisers and service providers. There can be no assurance that any such conflict would be resolved in favor of the Members and this may negatively affect the value of the Shares.

The terms of this prospectus and the Fund’s overall investment objectives were established by persons who were, at the relevant time, employees of the Adviser and/or an affiliate thereof. Because these arrangements were initially drafted and negotiated between and among related parties, their terms, including terms relating to compensation, contractual or fiduciary duties, conflicts of interest and termination rights, the activities of the Fund and limitations on indemnification and exculpation, are likely less favorable than otherwise might have resulted if such negotiations had involved unrelated parties.

Conflicts with Borrowers and Issuers

In certain instances, partners, officers and/or employees of the Adviser may serve as directors of certain issuers of loans in which the Fund invests and, in that capacity, will be required to make decisions that they consider to be in the best interests of such issuers. In certain circumstances, such as in situations involving bankruptcy or near insolvency of an issuer, actions that may be in the best interests of such issuer may not be in the best interests of the Fund, and vice versa. Accordingly, in these situations, there is the potential for conflicts of interest between an individual’s duties as a partner, officer or employee of the Adviser and such individual’s duties as a director of such issuer.

Incentive Fee

The existence of the Incentive Fee creates an incentive for the Adviser to approve, and thereby cause the Fund to make, more speculative investments than it would otherwise make in the absence of such performance-based compensation.

Furthermore, the Adviser and its affiliates could be incentivized to allocate investment opportunities to OHA Clients that pay performance-based compensation on terms that are preferential to other OHA Clients. For example, some OHA Clients pay higher performance-based compensation as compared to other OHA Clients and some OHA Clients pay performance-based compensation periodically on realized and unrealized net gains as compared to other OHA Clients that pay performance-based compensation on a deferred basis as investments are realized and proceeds are distributed. In addition, some OHA Clients have a high water mark, soft or hard hurdle and/or a preferred return, and the Adviser and its affiliates could be incentivized to allocate investment opportunities to OHA Clients that are close to their respective high water mark, soft or hard hurdle and/or preferred return, in order to begin or to continue accruing and/or receiving performance-based compensation with respect to such OHA Clients. Similarly, the Adviser and its affiliates could be incentivized to dedicate increased resources and/or allocate more profitable investment opportunities to OHA Clients that pay higher management fees than other OHA Clients. Notwithstanding the foregoing, the Adviser’s investment allocation process does not take into account management fees and/or performance-based compensation terms when allocating investment opportunities among OHA Clients.

Information Barriers and Material Non-Public Information

From time to time, partners, officers and/or employees of the Adviser receive material non-public information. Any partner, officer or employee of the Adviser may serve as an officer, director, advisor or in comparable management functions for issuers in which the Fund invests, and any such partner, officer or employee may obtain material non-public information in connection therewith, or in connection with such partner’s, officer’s or employee’s other activities in the financial markets. The Adviser generally operates without permanent information barriers to separate persons who make investment decisions from others who might possess material non-public information that could influence such decisions. In an effort to manage possible risks arising from the Adviser’s decision not to implement such barriers, the Adviser maintains a list of restricted securities with respect to which the Adviser may have access to material non- public information and in which the OHA Clients are restricted from trading. The Adviser’s ability to implement the Fund’s strategy effectively will be limited to the extent that trading is restricted due to material non-public information. In some cases, material non-public information is obtained deliberately, in the context of specific OHA Client investments, and the subsequent restriction on trading applies also to other OHA Clients (such as the Fund) who did not participate in such investments. For example, if the Adviser obtains material non-public information with respect to loan positions held by certain OHA Clients, the Adviser will be restricted from trading securities of the same issuer for other OHA Clients (such as the Fund) on the basis of such material non-public information in the absence of an information barrier.

From time to time, the Adviser arranges limited-purpose, issuer-specific information barriers with respect to one or more issuers, including barriers in the context of private loan investments. One purpose of an information barrier is to retain material non-public information on one side of the information barrier, and allow for public trading on the side of the barrier that possesses only publicly available information. Another purpose is to enable independent investment decision making across OHA Clients or across an issuer’s capital structure where there is a conflict of interest. An information barrier is also used to enable the Adviser to work with one or more potential bidders in an acquisition financing opportunity, in order to enhance the likelihood of working with the winning bidder. If an issuer is subject to an information barrier, the investment professionals on one side of the barrier will be limited in their ability to leverage the expertise of the investment professionals on the other side of the barrier with respect to such issuer. If information is inadvertently crossed over an information barrier (or no information barrier exists), OHA Clients (such as the Fund) may be prohibited or restricted by law, policy or contract, for a period of time, from (i) unwinding a position in such issuer, (ii) establishing an initial position or taking any greater position in such issuer, (iii) pursuing other investment opportunities related to such issuer and/or (iv) engaging in negotiations or structuring discussions with respect to such issuer, any of which could impact the returns generated for the Fund.

Member Rights Against Third Parties

An investment in the Fund will not of itself confer upon Members any rights against third parties engaged by the Adviser to provide services to the Adviser or the Fund. In certain situations, the Adviser may take appropriate action against such third parties on behalf of the Fund or the Members in order to protect the interests of the Fund, but is under no obligation to do so.

Other Activities

None of the Adviser or any of its partners and/or employees are required to manage the Fund as their sole and exclusive function and each may engage in other business ventures and other activities unrelated to the affairs of the Fund, including directly or indirectly purchasing, selling, holding or otherwise dealing with any securities (including securities in which the Fund invests) for the account of other investment funds, for their own accounts or for the accounts of their family or the OHA Clients.

The Adviser, the partners of the Adviser and their respective affiliates may give advice and recommend securities or other obligations to the other OHA Clients that may differ from advice given to, or securities or other obligations recommended or bought for, the Fund, though their investment objectives may be the same or similar.

In addition, the Adviser may cause the Fund to invest in a security or an issuer in which the Adviser, one or more direct and/or indirect partners of the Adviser and/or one or more persons otherwise associated with the Adviser has a direct or indirect economic interest. In making such a decision, the Adviser would have an incentive to cause the Fund to invest in such security or issuer partially because of such direct or indirect economic interest therein.

The Adviser and its affiliates may expand the range of services that they provide over time. Except as provided herein and the Fund’s governing documents, the Adviser and its affiliates will not be restricted in the scope of their business or in the performance of any such services (whether now offered or undertaken in the future) even if such activities could give rise to conflicts of interest, and whether or not such conflicts are described herein. The Adviser and its affiliates have, and will continue to develop, relationships with a significant number of companies, financial sponsors and their senior managers, including relationships with investors in the OHA Clients who may hold or may have held investments similar to those intended to be made by the Fund.

In addition, employees of the Adviser and its affiliates from time to time hold personal interests in companies to whom the Adviser and its affiliates direct work for the benefit of one or more OHA Clients, including the Fund, and for which the expense is payable by one or more OHA Clients, including the Fund.

Co-Investments

The Adviser may, from time to time, depending on the type of investment opportunity, in its discretion, offer co-investment opportunities with respect to the Fund’s investments to: (i) co-investment vehicles formed to invest in one or more investments of the Fund, (ii) other OHA Clients, (iii) certain Members, (iv) affiliates or employees of the Adviser (and/or their respective family members) or (v) any other person or entity, including, without limitation, any person or entity who the Adviser believes, in its discretion, will be of benefit to the Fund (or to one or more investments of the Fund) or who may provide a strategic, sourcing or similar benefit to the Adviser, the Fund, any investment of the Fund or one or more of their respective affiliates due to industry expertise or otherwise, including finders, senior advisors, originators and/or consultants of the Fund (and the Adviser may also organize one or more entities to invest in the Fund or to co-invest alongside the Fund to facilitate personal investments by any of the foregoing persons or entities) (collectively, “Co-Investors”), and in allocating co-investment opportunities, the Adviser may consider any factors it deems relevant in its discretion, including, without limitation, the sophistication, transaction speed and the tenure of a prospective Co-Investor as an OHA Client, the amount a prospective Co-Investor is offering to commit to a co-investment opportunity, any commitments (contractual or otherwise) to make co-investment opportunities available to a prospective Co- Investor, any commitments or indications of interest by a prospective Co-Investor to invest in current or future OHA products (including, without limitation, the Fund or any successor fund), the strategic expertise of a prospective Co-Investor or the ability of a prospective Co-Investor to provide a sourcing or other benefit to OHA and/or its affiliates. In such circumstances, together with any allocations made to the other OHA Clients (as discussed above under “Allocation of Investment Opportunities”), the size of the investment opportunity otherwise available to the Fund may be less than it would otherwise have been. Co-Investors may not be subject to or otherwise charged any management fees and/or performance fees or other performance compensation.

In addition, certain Co-Investors co-investing with the Fund may invest on different (and more favorable) terms than those applicable to the Fund and may have interests or requirements that conflict with and adversely impact the Fund (for example, with respect to their liquidity requirements, available capital, the timing of acquisitions and dispositions or control rights). The Adviser will generally seek to ensure that the Fund, any Co-Investors and the other OHA Clients participate in any investment (and any related transactions) on comparable economic terms to the extent the Adviser determines appropriate in its discretion and subject to legal, tax, accounting, structural, regulatory, operational and/or other considerations or limitations and/or if the Adviser determines in its discretion that participation on different economic terms is advisable in order to facilitate a transaction. Investors should note, however, that participation by the Fund in certain investments on comparable economic terms with Co-Investors and the other OHA Clients may not be appropriate in all circumstances and that the Fund may participate in such investments on different and potentially less favorable economic terms than such parties if the Adviser deems such participation as being otherwise in the Fund’s best interests (e.g., by allowing the Fund to participate in an investment in which it would otherwise not have been able to participate due to, among other reasons, required minimum commitment amounts). This may have an adverse impact on the Fund.

In order to facilitate an investment and/or for other purposes that the Adviser determines appropriate in its discretion, an OHA Client (such as the Fund) may make (or commit to make) an investment with a view to selling all or a portion of such investment to Co-Investors, other OHA Clients and/or other persons or entities, in each case, prior to or after making (or closing / settling) such investment. An OHA Client (such as the Fund) will generally retain all net proceeds received in respect of any such investment during the period it holds such investment (unless the Adviser otherwise determines appropriate in its discretion), however, such OHA Client (such as the Fund) will bear the risk that any or all of such investment may not be sold as intended (or at the amounts intended) or may only be sold on less-favorable terms than initially expected (e.g., at prices lower than expected) due to, among other reasons, market events (or issuer specific events) that occur during the period that such OHA Client (such as the Fund) is holding such investment. If (i) Co-Investors, other OHA Clients and/or other persons or entities choose not to participate in an investment or (ii) such investment is not ultimately consummated, and unless otherwise agreed with such Co-Investors, other OHA Clients and/or other persons or entities, such OHA Client (such as the Fund) that initially acquired such investment will bear its pro rata share of the entire amount (including any amount otherwise allocable to any such Co-Investors, other OHA Clients and/or other persons or entities) of any break-up fees or broken deal expenses or other fees, costs and expenses related to such investment. In addition, subject to the terms of the applicable governing documents, an OHA Client (such as the Fund) may borrow to fund the portion of an investment that it intends to sell to Co-Investors, other OHA Clients and/or other persons or entities. If the prospective Co-Investors, other OHA Clients and/or other persons or entities do not ultimately acquire all or any portion of such investment (or if they do not agree to reimburse such OHA Client (including the Fund) for such borrowing costs even if such investment is ultimately acquired), such OHA Client (such as the Fund) that initially acquired such investment will bear the interest and other expenses relating to a borrowing it incurred only for purposes of acquiring a larger than desired portion of such investment. Any investment that an OHA Client (such as the Fund) acquires with the intent to sell all a portion of such investment to Co-Investors, other OHA Clients and/or other persons or entities, will be sold on such terms and conditions and at such price as the Adviser (or an affiliate thereof), in its discretion, determines to be equitable, which determination, with respect to price, may include the original cost price (with or without interest) or at the fair value of such investment (or portion thereof) as of the date of such sale. Each OHA Client (including the Fund), whether as a buyer or seller of an investment described in this paragraph, will bear the risk that its sale or acquisition (as applicable) of such investment will be at a price that does not reflect the then-current value of such investment. As a consequence of all of the foregoing considerations, an OHA Client (such as the Fund) may hold a larger portion than expected in an investment and/or may realize lower than expected returns from an investment. There is no guarantee for the Fund itself that it will be offered any co-investment opportunities. In addition, the terms of any co-investment will be as negotiated by the Adviser with the applicable Co-Investor and no such Co-Investor should assume that a particular advisory fee rate, performance fee rate or other term or provision will be offered as a result of, among other things, such Co- Investor’s investment in the Fund or any of the other OHA Clients.

Investments in Which the Other OHA Clients Have a Different Principal Interest

The other OHA Clients invest in a broad range of asset classes throughout the corporate capital structure. These investments include investments in corporate loans and debt securities, preferred equity securities and common equity securities. As a result, subject to applicable law, the Fund may invest in investments or other issuers in which the other OHA Clients may invest in different parts of the capital structure.

For example, with respect to the Fund’s investments in certain issuers, the other OHA Clients, subject to applicable law, may invest in different classes of debt or equity interests issued by the same issuers, including interests that are senior to the Fund’s interests or convertible into such senior interests. The interests of the Fund may not be aligned in all circumstances with the interests of the other OHA Clients to the extent they hold more junior or senior debt or equity interests, as the case may be, which could create actual or potential conflicts of interest or the appearance of such conflicts for the OHA Clients (including the Fund), the Adviser and/or its affiliates. In that regard, actions may be taken by the Adviser and/or its affiliates on behalf of the other OHA Clients that are adverse to the Fund. The interests of the Fund and/or the other OHA Clients investing in different parts of the capital structure of an issuer are particularly likely to conflict in the case of financial distress of the issuer (or increased financial stress after the Fund invests in the issuer). For example, if additional financing is necessary as a result of financial or other difficulties, it may not be in the best interests of the Fund, as a holder of senior secured debt issued by such issuer, to provide such additional financing. If the other OHA Clients holding more junior debt or equity positions were to lose their respective investments as a result of such difficulties, the ability of the Adviser to recommend actions that are in the best interests of the Fund might be impaired. The reverse is true where another of the OHA Clients holds debt in an issuer that is more senior to that held by the Fund. In addition, it is possible that, in a bankruptcy proceeding, the Fund’s interests may be subordinated or otherwise adversely affected by virtue of such other OHA Clients’ involvement and actions relating to their investment. Finally, if the Adviser becomes a member of a creditors’ committee in connection with certain loan positions held by OHA Clients, it may be restricted from trading securities of the same issuer for other OHA Clients. There can be no assurance that the terms of or the return on the Fund’s investment will be equivalent to or better than the terms of or the returns obtained by the other OHA Clients participating in the transaction. This may result in a loss or substantial dilution of the Fund’s investment, while another OHA Client recovers all or part of amounts due to it. Similarly, the Adviser’s ability to implement the Fund’s strategies effectively may be limited to the extent that contractual obligations entered into in respect of the activities of the other OHA Clients impose restrictions on the Fund engaging in transactions that the Adviser may be interested in otherwise pursuing. In addition, where the Adviser invests on behalf of multiple OHA Clients in the same debt or equity security or other debt obligation, one OHA Client (such as the Fund) may not be able to sell its position in that security or obligation at a time that may be the most advantageous to such OHA Client to do so, as the investment is managed by the Adviser not only on behalf of such OHA Client, but on behalf of all of the OHA Clients on whose behalf the Adviser manages such investment.

Investing on Behalf of Multiple Clients

When the Adviser trades on behalf of one OHA Client ahead of, or contemporaneously with, an investment on behalf of another OHA Client, market impact, liquidity constraints or other factors could result in one OHA Client receiving less favorable pricing or trading results, paying higher transaction costs or otherwise being disadvantaged. The Adviser may also pursue or enforce on behalf of one OHA Client rights or actions with respect to a particular issuer in which another OHA Client is invested, even though such action or inaction could materially adversely affect such other OHA Client. The liquidation of one OHA Client may impact other OHA Clients, for example, if the liquidating OHA Client liquidates a position that other OHA Clients continue to hold, particularly if the sale takes the Adviser’s aggregate OHA Clients’ holdings from a majority position to a minority position, or below another control or influential position level. Also, the investment or regulatory limitations of one OHA Client may impact the way the Adviser manages certain investments for other OHA Clients. In addition, in certain cases, an investor in a commingled fund OHA Client may have specific investment limitations which may impact the Adviser’s investment decisions for such OHA Client as whole.

Services Provided by the Adviser

The Adviser and/or its affiliates perform operations and accounting, legal and other services for the Fund and a variety of services with respect to the Fund’s investments, and will be reimbursed for these services. The Adviser including in its capacity as the Administrator will have a conflict of interest in determining the respective portions of the costs of such services that will be charged to the Fund.

Creation of Other Entities; Restructuring

The Adviser will be permitted to market, organize, sponsor, act as advisor, general partner or manager or as the primary source for transactions for other pooled investment vehicles, which may be offered on a public or private placement basis, and to restructure and monetize interests in the Adviser, or to engage in other investment and business activities. Such activities could raise conflicts of interest for which the resolution may not be currently determinable.

Placement Activities

The Adviser’s personnel involved in offering Shares in the Fund are acting for the Adviser and not acting as investment, tax, financial, legal or accounting advisors to potential investors in connection with the offering of Shares. Potential investors must independently evaluate the offering and make their own investment decisions.

The Adviser may in the future enter into arrangements with third-party placement agents to solicit prospective investors. Placement agents that solicit prospective investors on behalf of the Fund are subject to a conflict of interest because they will be compensated by the Fund, the General Partner and/or the Adviser in connection with their solicitation activities. Placement agents or other financial intermediaries may also receive other compensation, including placement fees with respect to the acquisition of Shares by Members. Such agents or intermediaries will have an incentive in promoting the acquisition of Shares in preference to products with respect to which they receive a smaller fee. Prospective investors should take the existence of such fees and other compensation into account in evaluating an investment in the Fund. Prospective investors solicited by placement agents will be advised of, and asked to consent to, any compensation arrangements relating to their solicitation.

Service Providers

Certain advisors, other service providers and/or their respective affiliates (including accountants, administrators, lenders, bankers, brokers, attorneys (including attorneys from law firms retained by the Adviser on secondment at the Adviser’s offices), consultants and investment or commercial banking firms), to the Fund and the issuers of the Fund’s investments may also provide goods or services to or have business, personal, political, financial or other relationships with the Adviser. To the extent such service providers’ services are provided to the Fund, the cost thereof will be borne by the Fund. Such advisors and service providers may be investors in the other OHA Clients, sources of investment opportunities for the Adviser, the Fund or the other OHA Clients or may otherwise be co-investors with or counterparties to transactions involving the foregoing. These relationships could influence the Adviser in deciding whether to select or recommend any such advisor or service provider to perform services for the Fund or an issuer (the cost of which will generally be borne directly or indirectly by the Fund or issuers of the Fund’s investments, as applicable). Notwithstanding the foregoing, the Adviser will generally seek to engage advisors and service providers in connection with investment transactions for the Fund that require their use on the basis of the overall quality of advice and other services provided, the evaluation of which includes, among other considerations, such service provider’s provision of certain investment-related services and research that the Adviser believes to be of benefit to the Fund. In certain circumstances, advisors and other service providers or their respective affiliates may charge rates or establish other terms in respect of advice and services provided to OHA, the other OHA Clients or their respective issuers that are different and more favorable than those established in respect of advice and services provided to the Fund and its investments.

The foregoing list of conflicts does not purport to be a complete enumeration or explanation of the actual and potential conflicts involved in an investment in the Fund.  Prospective investors should read this Registration Statement and consult with their own advisors before deciding whether to invest in the Fund. In addition, as the Fund’s investment program develops and changes over time, an investment in the Fund may be subject to additional and different actual and potential conflicts. Although the various conflicts discussed herein are generally described separately, prospective investors should consider the potential effects of the interplay of multiple conflicts.

Board Independence

The 1940 Act requires that at least a majority of our Board members not be “interested persons” (as defined in the 1940 Act) of the Fund. On an annual basis, each member of our Board is required to complete an independence questionnaire designed to provide information to assist our Board in determining whether the member is independent under the 1940 Act and our corporate governance guidelines. Our Board has determined that each of our members, other than Alan M. Schrager and Eric Muller, is independent under the Exchange Act and the 1940 Act. Our governance guidelines require any Board member who has previously been determined to be independent to inform the chairman of the Board, the chairman of the Nominating and Governance Committee and our corporate secretary of any change in circumstance that could cause his or her status as an Independent Board member to change. Our Board limits membership on the Audit Committee, the Nominating and Governance Committee and the Independent Board Members Committee to Independent Board members.

Item 14.	Principal Accountant Fees and Services.

The Audit Committee and the independent directors of the board of directors have selected KPMG LLP to serve as the independent registered public accounting firm for the Fund for the period ended December 31, 2022.

KPMG LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Fund or its affiliates.

Audit Fees: Audit fees consist of fees billed for professional services rendered for quarterly reviews and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Services Fees: Tax services fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance.

All Other Fees: Other fees would include fees for products and services other than the services reported above.

Pre-Approval Policy: The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by KPMG LLP, the Fund’s independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. The Audit Committee has delegated pre-approval authority to the Audit Committee Chair pursuant to Section 10A(i) of the Exchange Act. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)      List separately all financial statements filed

The following financial statements are set forth in Item 8 of Part II:

Report of Independent Registered Public Accounting Firm

Statements of Assets and Liabilities as of December 31, 2022

Statement of Operations for the period December 15, 2022 (commencement of operations) through December 31, 2022

Statement of Changes in Net Assets for the period December 15, 2022 (commencement of operations) through December 31, 2022

Statement of Cash Flows for the period December 15, 2022 (commencement of operations) through December 31, 2022

Schedule of Investments as of December 31, 2022

Notes to Financial Statements

(b)          Exhibits required to be filed by Item 601 of Regulation S-K

Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
3.1	Amended and Restated LLC Agreement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
10.1	Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
10.2	Administration Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
10.4	Custody Agreements (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
14	Code of Ethics of the Adviser and the Fund (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHA SENIOR PRIVATE LENDING FUND (U) LLC

Date: March 16, 2023	/s/ Eric Muller
Eric Muller
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated on March 16, 2023.

Name	Title
/s/ Eric Muller	Chief Executive Officer and Member
Eric Muller

/s/ Gerard Waldt	Chief Financial Officer and Principal Accounting Officer
Gerard Waldt

/s/ Kathleen M. Burke	Member
Kathleen M. Burke

/s/ Mark Manoff	Member
Mark Manoff

/s/ Jonathan Morgan	Member
Jonathan Morgan

/s/ Alan M. Schrager	Chairman of the Board and Member
Alan M. Schrager