Form 10-Q
period 2023-03-31
OHA Senior Private Lending Fund (U) LLC
filed 2023-05-10
CIK 1955010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
Form 10-Q
____________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 814-01586
____________________
OHA SENIOR PRIVATE LENDING FUND (U) LLC
(Exact name of Registrant as specified in its Charter)
____________________

Delaware	13-4077194
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 Vanderbilt, 16th Floor
New York, New York	10017
(Address of Principal Executive Offices)	(Zip Code)
(212) 326-1500
(Registrant’s Telephone Number, Including Area Code)
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: N/A
Securities registered pursuant to Section 12(b) of the Act: None
____________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
As of March 31, 2023, there was no established public market for the registrant’s common shares of beneficial interest. There were 21,052,258 shares of the registrant’s common shares outstanding as of May 10, 2023.

OHA SENIOR PRIVATE LENDING FUND (U) LLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about OHA Senior Private Lending Fund (U) LLC (the “Company”, “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “will,” “would,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report on Form 10-Q are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed in Item 1A entitled “Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 or in other reports we may file with the Securities and Exchange Commission (the “SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, risks associated with possible disruption due to terrorism in our operations or the economy generally, the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine, and future changes in laws or regulations and conditions in our operating areas.
Any forward-looking statements included in this Quarterly Report on Form 10-Q are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Quarterly Report on Form 10-Q. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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

OHA Senior Private Lending Fund (U) LLC
Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $186,464 and $149,464 at March 31, 2023 and December 31, 2022, respectively)	$185,897	$149,586
Cash and cash equivalents	43,234	187,398
Interest Receivable	841	—
Deferred offering costs	278	382
Unrealized appreciation on foreign currency forward contracts	610	686
Receivable for investments sold	14	—
Total assets	$230,874	$338,052

LIABILITIES
Payable for investments purchased	7,268	149,464
Cash collateral on forward currency contract	4,430	—
Management fees payable	329	33
Income incentive fee	443	—
Board of Managers fee payable	11	33
Accrued expenses and other liabilities	1,237	757
Total liabilities	$13,718	$150,287

Commitments and contingencies (Note 7)

NET ASSETS
Common shares, $0.01 par value (21,052,258 and 18,648,373 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	211	186
Additional paid in capital	210,948	186,232
Distributable earnings (loss)	5,997	1,347
Total net assets	$217,156	$187,765
Total liabilities and net assets	$230,874	$338,052
Net asset value per share	$10.32	$10.07
See accompanying notes to the financial statements.

OHA Senior Private Lending Fund (U) LLC
Statement of Operations
(in thousands)
(Unaudited)

For the Three Months Ended March 31, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$4,136
Other income	517
Total investment income	4,653

Expenses:
Management fees	329
Income incentive fee	443
Professional fees	393
Board of Managers fees	53
Administrative service expenses	100
Other general & administrative	9
Amortization of offering costs	104
Total expenses	$1,431
Net investment income	$3,222

Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(689)
Foreign currency forward contracts	(76)
Net unrealized appreciation (depreciation)	$(765)
Realized gain (loss):
Non-controlled/non-affiliated investments	11
Foreign currency transactions	(1,908)
Foreign currency forward contracts	4,090
Net realized gain (loss)	$2,193
Net realized and unrealized gain (loss)	$1,428
Net increase (decrease) in net assets resulting from operations	$4,650
See accompanying notes to the financial statements.

OHA Senior Private Lending Fund (U) LLC
Schedule of Investments
March 31, 2023
(in thousands)
(Unaudited)

Investments-non-controlled/non- affiliated(1)	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt
Aerospace and Defense
Mantech International CP (4) (5)	S + 5.75%	10.43%	9/14/2029	$3,590	$3,520	$3,482	1.60%
Mantech International CP (4) (5) (6)	S + 5.75%	10.43%	9/14/2029	879	(17)	(26)	(0.01)
Mantech International CP (4) (5) (6)	S + 5.75%	10.43%	9/14/2028	444	(8)	(13)	(0.01)
Sequa Corporation (4) (5) (6)	S + 7.00%	11.83%	11/15/2027	1,268	(61)	(51)	(0.02)
Sequa Corporation (4) (5)	S + 7.00%	11.83%	11/23/2028	13,698	13,031	13,150	6.06
					16,465	16,542	7.62

Broadcasting and Entertainment
Global Music Rights (4) (5) (6)	L + 5.50%	10.66%	8/27/2027	286	(4)	—	—
Global Music Rights (4) (5)	L + 5.50%	10.66%	8/27/2028	3,174	3,136	3,174	1.46
					3,132	3,174	1.46

Chemicals, Plastics and Rubber
Meridian Adhesives Group, Inc. (4) (5)	S + 7.00%	11.80%	9/3/2029	13,202	12,691	12,810	5.90
Meridian Adhesives Group, Inc. (4) (5) (6)	S + 7.00%	11.80%	9/3/2029	1,800	1,094	1,110	0.51
					13,785	13,920	6.41

Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc. (4) (5)	L + 6.25%	11.29%	6/23/2028	678	658	658	0.30
Marcone Yellowstone Buyer, Inc. (4) (5)	S + 6.25%	11.29%	6/23/2028	3,232	3,139	3,135	1.44
Marcone Yellowstone Buyer, Inc. (4) (5)	L + 6.25%	11.29%	6/23/2028	6,923	6,723	6,715	3.09
Marcone Yellowstone Buyer, Inc. (4) (5)	S + 6.25%	11.14%	6/23/2028	2,300	2,234	2,231	1.03
Marcone Yellowstone Buyer, Inc. (4) (5)	S + 6.50%	11.54%	6/23/2028	1,329	1,303	1,302	0.60
Marcone Yellowstone Buyer, Inc. (4) (5) (6)	S + 6.50%	11.29%	6/23/2028	465	(9)	(9)	—
					14,048	14,032	6.46

Finance
Beacon Pointe Advisors, LLC (4) (5)	S + 5.25%	10.04%	12/20/2028	6,004	5,946	5,824	2.68
Beacon Pointe Advisors, LLC (4) (5) (6)	S + 5.25%	10.04%	12/20/2028	3,126	1,824	1,761	0.81
Beacon Pointe Advisors, LLC (4) (5) (6)	S + 5.25%	10.04%	12/20/2026	627	(6)	(19)	(0.01)
Spectrum Automotive Holdings, Corp. (4) (5) (6)	L + 5.75%	10.91%	6/29/2027	305	(8)	(9)	—
Spectrum Automotive Holdings, Corp. (4) (5)	L + 5.75%	10.91%	6/29/2028	8,168	7,930	7,923	3.65
Spectrum Automotive Holdings, Corp. (4) (5) (6)	L + 5.75%	10.91%	6/29/2028	2,272	1,542	1,540	0.71
					17,228	17,020	7.84

Healthcare, Education and Childcare
Gateway US Holdings, Inc (4) (5)	S + 6.50%	11.55%	9/22/2026	3,243	3,159	3,121	1.44
Gateway US Holdings, Inc (4) (5) (6)	S + 6.50%	11.55%	9/22/2026	131	69	67	0.03
Gateway US Holdings, Inc (4) (5) (6)	S + 6.50%	11.55%	9/22/2026	169	137	135	0.06
Gateway US Holdings, Inc (4) (5)	S + 6.50%	11.55%	9/22/2026	745	724	717	0.33
Touchstone Acquisition, Inc. (4) (5)	L + 6.00%	10.86%	12/29/2028	10,475	10,222	10,213	4.70
					14,311	14,253	6.56

High Tech
AxiomSL Group, Inc. (4) (5) (6)	L + 5.75%	10.59%	12/3/2027	290		(19)	(11)	(0.01)
AxiomSL Group, Inc. (4) (5)	L + 5.75%	10.59%	12/3/2027	4,415		4,120	4,239	1.95
AxiomSL Group, Inc. (4) (5) (6)	L + 5.75%	10.59%	12/3/2025	316		(20)	(13)	(0.01)
Kaseya, Inc. (4) (5)	S + 5.75%	10.65%	6/25/2029	2,502		2,453	2,427	1.12
Kaseya, Inc. (4) (5) (6)	S + 5.75%	10.65%	6/25/2029	154		(3)	(5)	—
Kaseya, Inc. (4) (5) (6)	S + 5.75%	10.66%	6/25/2029	154		(3)	(5)	—
						6,528	6,632	3.05

Insurance
Galway Borrower, LLC (4) (5) (6)	L + 5.25%	10.41%	9/30/2027	908		165	159	0.07
Galway Borrower, LLC (4) (5) (6)	L + 5.25%	10.24%	9/29/2028	132		(5)	(5)	—
Galway Borrower, LLC (4) (5)	L + 5.25%	10.24%	9/29/2028	13,764		13,300	13,213	6.08
Peter C. Foy & Associates Insurance Services, LLC (4) (5)	L + 6.00%	11.21%	11/1/2028	6,602		6,475	6,470	2.98
Peter C. Foy & Associates Insurance Services, LLC (4) (5)	L + 6.00%	11.21%	11/1/2028	1,817		1,782	1,780	0.82
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (6)	L + 6.00%	11.21%	11/1/2027	310		(6)	(6)	—
RSC Acquisition, Inc. (4) (5)	L + 5.50%	10.55%	10/30/2026	7,062		6,927	6,779	3.12
THG Acquisition, LLC (4) (5) (6)	L + 5.50%	10.34%	12/2/2026	6,002		4,056	4,055	1.87
THG Acquisition, LLC (4) (5) (6)	L + 5.75%	10.59%	12/2/2025	481		71	71	0.03
						32,765	32,516	14.97

Media: Diversified & Production
Circana Group, L.P. (4) (5)	S + 5.75%	10.66%	12/1/2028	7,096		6,890	6,883	3.17
Circana Group, L.P. (4) (5) (6)	S + 5.75%	10.63%	12/1/2027	488		54	54	0.03
						6,944	6,937	3.20

Retail Stores
New Look Vision Group, Inc. (4) (5) (7) (8)	L + 5.50%	10.52%	5/26/2028	CAD	812	562	556	0.26
New Look Vision Group, Inc. (4) (5) (7) (8)	L + 5.50%	10.52%	5/26/2028	CAD	6,158	4,265	4,220	1.94
New Look Vision Group, Inc. (4) (5) (6) (8)	L + 5.50%	10.53%	5/26/2026	CAD	850	414	408	0.19
New Look Vision Group, Inc. (4) (5) (6) (7) (8)	L + 5.50%	10.52%	5/26/2028	CAD	1,655	227	222	0.10
New Look Vision Group, Inc. (4) (5)	L + 5.50%	10.66%	5/26/2028	1,310		1,240	1,215	0.56
New Look Vision Group, Inc. (4) (5) (6)	L + 5.50%	10.66%	5/26/2028	872		97	81	0.04
						6,805	6,702	3.09

Services: Business
Atlas Technical Consultants (4) (5) (7)	S + 6.75%	10.35%	1/31/2030	7,448		7,299	7,299	3.36
Atlas Technical Consultants (4) (5) (6) (7)	S + 6.75%	10.35%	1/31/2030	1,619		(8)	(32)	(0.02)
Atlas Technical Consultants (4) (5) (6) (7)	S + 6.75%	10.35%	1/31/2029	1,133		(23)	(23)	(0.01)
GC Waves Holdings, Inc. (4) (5)	S + 5.50%	10.34%	8/13/2026	7,083		6,879	6,799	3.13
Geosyntec Consultants (4) (5)	S + 5.25%	10.06%	5/18/2029	470		461	460	0.21
Geosyntec Consultants (4) (5) (6)	S + 5.25%	10.06%	5/18/2029	198		27	27	0.01
Geosyntec Consultants (4) (5) (6)	S + 5.25%	10.06%	5/18/2027	73		12	12	0.01
PT Intermediate Holdings III, LLC (4) (5)	S + 6.50%	11.02%	11/1/2028	404		(3)	(6)	—
PT Intermediate Holdings III, LLC (4) (5)	S + 6.50%	11.39%	11/1/2028	808		796	795	0.37
PT Intermediate Holdings III, LLC (4) (5)	S + 6.50%	11.02%	11/1/2028	8,692		8,524	8,431	3.88
PT Intermediate Holdings III, LLC (4) (5)	S + 6.50%	11.02%	11/1/2028	2,642		2,591	2,563	1.18
						26,555	26,325	12.12

Services: Consumer
Crash Champions, LLC (4) (5)	S + 7.00%	11.81%	8/1/2029	1,838	1,785	1,783	0.82
Crash Champions, LLC (4) (5) (6)	S + 6.25%	13.25%	8/1/2028	632	140	139	0.07
Crash Champions, LLC (4) (5)	S + 6.25%	11.06%	8/1/2029	4,306	4,181	4,177	1.92
Crash Champions, LLC (4) (5)	S + 7.00%	11.81%	8/1/2029	8,210	7,982	7,964	3.67
					14,088	14,063	6.48

Construction & Building
Groundworks, LLC (4) (5)	S + 6.50%	11.38%	3/14/2030	10,022	9,821	9,821	4.52
Groundworks, LLC (4) (5) (6)	S + 6.50%	11.38%	3/14/2030	1,829	(9)	(36)	(0.01)
Groundworks, LLC (4) (5) (6)	S + 6.50%	11.38%	3/14/2029	585	(12)	(12)	(0.01)
					9,800	9,773	4.50

Containers, Packaging and Glass
PPC Flexible Packaging (4) (5)	S + 6.75%	11.80%	9/30/2028	4,090	4,010	4,008	1.85
					4,010	4,008	1.85

Total First Lien Debt					$186,464	$185,897	85.61%

Total Investments—non-controlled/non-affiliated					$186,464	$185,897	85.61%

Total Portfolio Investments					$186,464	$185,897	85.61%
(1)Unless otherwise indicated, issuers of debt investments held by the Company (which such term “Company” shall include the Company’s subsidiaries for purposes of this Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or SOFR including SOFR adjustment, if any, (“S”), which generally resets periodically. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of March 31, 2023, rates for the 3 month and 1 month L are 5.19% and 4.86%, respectively. As of March 31, 2023, rates for the 3 month and 1 month S were 4.91% and 4.80%, respectively.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)Investment valued using unobservable inputs (Level 3). See Note 5.
(5)Loan includes interest rate floor feature.
(6)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments:

Investments—non- controlled/non- affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Atlas Technical Consultants	Delayed Draw Term Loan	02/01/2030	1,619	(32)
Atlas Technical Consultants	Revolver	02/01/2028	1,133	(23)
AxiomSL Group, Inc.	2021 First Amendment Incremental Delayed Draw Term Loan	12/03/2027	290	(12)
AxiomSL Group, Inc.	Revolver	12/03/2025	316	(13)
Beacon Pointe Advisors, LLC	2021 Delayed Draw Term Loan	12/20/2028	1,271	1,761
Beacon Pointe Advisors, LLC	2021 Revolver	12/20/2026	627	(19)
Circana Group, L.P.	Revolver	12/01/2027	420	54
Crash Champions, LLC	2022 Revolver	08/01/2028	458	139
Galway Borrower, LLC	Revolver	09/30/2027	713	159
Galway Borrower, LLC	Delayed Draw Term Loan	09/29/2028	132	(5)
Gateway US Holdings, Inc	Revolver	09/22/2026	59	67
Gateway US Holdings, Inc	Delayed Draw Term Loan	09/22/2026	28	135
Geosyntec Consultants	Delayed Draw Term Loan	05/18/2029	167	27
Geosyntec Consultants	Revolver	05/18/2027	59	12
Global Music Rights	Revolver	08/27/2027	285	—
Groundworks, LLC	2023 Delayed Draw Term Loan	03/14/2030	1,829	(37)
Groundworks, LLC	2023 Revolver	03/14/2029	584	(12)
Kaseya, Inc.	2022 Delayed Draw Term Loan	06/25/2029	154	(5)
Kaseya, Inc.	2022 Revolver	06/25/2029	154	(5)
Mantech International CP	Delayed Draw Term Loan	09/14/2029	879	(26)
Mantech International CP	Revolver A	09/14/2028	444	(13)
Marcone Yellowstone Buyer, Inc.	2022 Incremental Delayed Draw Term Loan	06/23/2028	465	(9)
Meridian Adhesives Group, Inc.	2022 1st Lien Delayed Draw Term Loan	09/03/2029	636	1,110
New Look Vision Group, Inc.	CAD Revolver	05/26/2026	177	408
New Look Vision Group, Inc.	CAD Delayed Draw Term Loan	05/26/2028	1,232	222
New Look Vision Group, Inc.	USD Delayed Draw Term Loan	05/26/2028	728	81
Peter C. Foy & Associates Insurance Services, LLC	2021 1st Lien Revolver	11/01/2027	310	(6)
PT Intermediate Holdings III, LLC	2023 Incremental Delayed Draw Term Loan	11/01/2028	404	(6)
Sequa Corporation	2022 Revolver	11/15/2027	1,267	(51)
Spectrum Automotive Holdings, Corp.	2021 Revolver	06/29/2027	305	(9)
Spectrum Automotive Holdings, Corp.	2021 Delayed Draw Term Loan	06/29/2028	664	1,540
THG Acquisition, LLC	2021 Delayed Draw Term Loan	12/02/2026	1,827	4,055
THG Acquisition, LLC	2019 Revolver	12/02/2025	401	71
Total			$20,037	$9,558
(7)Position or portion thereof unsettled as of March 31, 2023.
(8)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2023, non-qualifying assets totaled 4.5% of the Company’s total assets.
(9)As of March 31, 2023, the estimated net unrealized loss for federal tax purposes was $0.5 million based on a tax basis of $187.0 million. As of March 31, 2023, the estimated aggregate gross unrealized loss for federal income tax purposes was $1.6 and the estimated aggregate gross unrealized gain for federal income tax purposes was $1.1 million.

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
State Street Bank & Trust Company	Euro 200,626	U.S. Dollar 217,733	04/28/2023	$670
State Street Bank & Trust Company	U.S. Dollar 8,100	Canadian Dollar 5,936	06/22/2023	(60)
				$610
See accompanying notes to the financial statements.

OHA Senior Private Lending Fund (U) LLC
Schedule of Investments
December 31, 2022
(in thousands)

Investments-non-controlled/non- affiliated(1)	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt
Aerospace and Defense
Mantech International CP(5)(6)(7)(8)	S + 5.75%	9.58%	9/14/2029	$879	$(18)	$(18)	(0.01)%
Mantech International CP(5)(7)(8)	S + 5.75%	9.58%	9/14/2029	3,599	3,527	3,527	1.88
Mantech International CP(5)(6)(7)(8)	S + 5.75%	9.58%	9/14/2028	444	10	10	0.01

					3,519	3,519	1.88

Broadcasting and Entertainment
Global Music Rights(5)(7)(8)	L + 5.50%	10.23%	8/27/2028	3,182	3,142	3,142	1.67
Global Music Rights(5)(6)(7)(8)	L + 5.50%	10.23%	8/27/2027	286	(3)	(3)	—

					3,139	3,139	1.67

Chemicals, Plastics and Rubber
Meridian Adhesives Group, Inc.(5)(6)(7)(8)	S + 7.00%	11.54%	9/3/2029	1,800	1,092	1,092	0.58
Meridian Adhesives Group, Inc.(5)(7)(8)	S + 7.00%	11.54%	9/3/2029	13,202	12,674	12,674	6.75

					13,766	13,766	7.33

Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc. (5)(7)(8)	S + 6.25%	10.98%	6/23/2028	2,306	2,237	2,237	1.19
Marcone Yellowstone Buyer, Inc. (5)(7)(8)	L + 6.25%	10.98%	6/23/2028	6,941	6,732	6,732	3.59
Marcone Yellowstone Buyer, Inc. (5)(7)(8)	L + 6.25%	10.90%	6/23/2028	3,242	3,145	3,145	1.67
Marcone Yellowstone Buyer, Inc. (5)(7)(8)	S + 6.50%	11.04%	6/23/2028	1,335	1,309	1,309	0.70
Marcone Yellowstone Buyer, Inc. (5)(6)(7)(8)	S + 6.50%	10.98%	6/23/2028	465	(9)	(9)	0.00
Marcone Yellowstone Buyer, Inc. (5)(7)(8)	L + 6.25%	10.90%	6/23/2028	680	659	659	0.35

					14,073	14,073	7.50

Finance
Beacon Pointe Advisors, LLC(5)(6)(7)(8)	S + 5.25%	—	12/20/2026	627	(6)	(6)	—
Beacon Pointe Advisors, LLC(5)(6)(7)(8)	S + 5.25%	9.57%	12/20/2028	3,131	1,424	1,424	0.76
Beacon Pointe Advisors, LLC(5)(7)(8)	S + 5.25%	9.38%	12/20/2028	6,019	5,959	5,959	3.17
Spectrum Automotive Holdings, Corp.(5)(6)(7)(8)	L + 5.75%	10.48%	6/29/2028	2,276	1,544	1,544	0.82
Spectrum Automotive Holdings, Corp.(5)(7)(8)	L + 5.75%	10.48%	6/29/2028	8,189	7,943	7,943	4.23
Spectrum Automotive Holdings, Corp.(5)(6)(7)(8)	L + 5.75%	10.48%	6/29/2027	305	(9)	(9)	—

					16,855	16,855	8.98

Healthcare, Education and Childcare
Gateway US Holdings, Inc.(5)(7)(8)	S + 6.50%	11.23%	9/22/2024	$3,243	$3,146	$3,146	1.68
Gateway US Holdings, Inc.(5)(6)(7)(8)	S + 6.50%	11.23%	9/22/2024	169	137	137	0.07

Gateway US Holdings, Inc.(5)(6)(7)(8)	S + 6.50%	11.23%	9/22/2024	131		68	68	0.04
Touchstone Acquisition, Inc.(5)(7)(8)	L + 6.00%	10.55%	12/29/2028	10,501		10,238	10,238	5.45

						13,589	13,589	7.24

High Tech
AxiomSL Group, Inc.(5)(7)(8)	L + 5.75%	10.13%	12/3/2027	4,426		4,116	4,249	2.26
AxiomSL Group, Inc.(5)(6)(7)(8)	L + 5.75%	10.13%	12/3/2027	290		(20)	(11)	(0.01)
AxiomSL Group, Inc.(5)(6)(7)(8)	L + 5.75%	10.13%	12/3/2025	316		(22)	(13)	(0.01)
Kaseya, Inc.(5)(7)(8)	S + 5.75%	10.13%	6/25/2029	2,502		2,452	2,427	1.29
Kaseya, Inc.(5)(6)(7)(8)	S + 5.75%	10.13%	6/25/2029	154		(3)	(4)	—
Kaseya, Inc.(5)(6)(7)(8)	S + 5.75%	10.33%	6/25/2029	154		(3)	(5)	—

						6,520	6,643	3.53

Insurance
Galway Borrower, LLC(5)(7)(8)	L + 5.25%	9.98%	9/29/2028	13,799		13,316	13,316	7.09
Galway Borrower, LLC(5)(6)(7)(8)	L + 5.25%	8.99%	9/29/2028	132		(5)	(5)	—
Galway Borrower, LLC(5)(6)(7)(8)	L + 5.25%	—	9/30/2027	908		(32)	(32)	(0.02)
Peter C. Foy & Associates Insurance Services, LLC(5)(7)(8)	L + 6.00%	11.21%	11/1/2028	6,619		6,486	6,486	3.45
Peter C. Foy & Associates Insurance Services, LLC(5)(7)(8)	L + 6.00%	11.21%	11/1/2028	1,821		1,785	1,785	0.95
Peter C. Foy & Associates Insurance Services, LLC(5)(6)(7)(8)	L + 6.00%	11.21%	11/1/2027	310		(6)	(6)	—
RSC Acquisition, Inc.(5)(7)(8)	L + 5.50%	10.23%	10/30/2026	7,082		6,940	6,940	3.70
THG Acquisition, LLC(5)(7)(8)	L + 5.50%	9.88%	12/2/2026	6,011		3,376	3,376	1.80
THG Acquisition, LLC(5)(6)(7)(8)	L + 5.75%	10.12%	12/2/2025	481		(10)	(10)	(0.01)

						31,850	31,850	16.96

Media: Diversified & Production
The NPD Group, Inc.(5)(6)(7)(8)	L + 5.75%	10.32%	12/1/2027	488		44	44	0.02
The NPD Group, Inc.(5)(7)(8)	L + 5.75%	10.32%	12/1/2028	7,114		6,900	6,900	3.67

						6,944	6,944	3.69

Retail Stores
New Look Vision Group, Inc.(4)(5)(7)(8)	L + 5.50%	10.38%	5/26/2028	CAD	1,656	244	244	0.13
New Look Vision Group, Inc.(4)(5)(6)(7)(8)	L + 5.50%	10.38%	5/26/2026	CAD	850	393	392	0.21
New Look Vision Group, Inc.(4)(5)(7)(8)	L + 5.50%	10.38%	5/26/2028	CAD	6,173	4,271	4,271	2.27
New Look Vision Group, Inc.(4)(5)(6)(7)(8)	L + 5.50%	10.23%	5/26/2028	872		97	97	0.05
New Look Vision Group, Inc.(4)(5)(7)(8)	L + 5.50%	10.38%	5/26/2028	CAD	814	563	563	0.30
New Look Vision Group, Inc.(4)(5)(7)(8)	L + 5.50%	10.23%	5/26/2028	1,313		1,241	1,241	0.66

						6,809	6,808	3.62

Services: Business
GC Waves Holdings, Inc.(5)(6)(7)(8)	L + 5.50%	9.88%	8/13/2026	7,118		6,905	6,905	3.68
Geosyntec Consultants (5)(6)(7)(8)	S + 5.25%	—	5/18/2029	198		(4)	(4)	—
Geosyntec Consultants(5)(6)(7)(8)	S + 5.25%	—	5/18/2027	73		(2)	(2)	—
Geosyntec Consultants(5)(7)(8)	S + 5.25%	9.57%	5/18/2029	471		461	461	0.25
PT Intermediate Holdings III, LLC(5)(6)(7)(8)	L + 5.50%	10.23%	11/1/2028	2,649		2,596	2,596	1.38

PT Intermediate Holdings III, LLC(5)(7)(8)	L + 5.50%	10.23%	11/1/2028	8,714	8,540	8,540	4.55

					18,496	18,496	9.86

Services: Consumer
Crash Champions, LLC(5)(7)(8)	S + 7.00%	11.55%	8/1/2029	8,210	7,964	7,964	4.25
Crash Champions, LLC(5)(6)(7)(8)	S + 6.25%	10.79%	8/1/2028	632	(35)	(35)	(0.02)
Crash Champions, LLC(5)(7)(8)	S + 7.00%	11.55%	8/1/2029	1,843	1,787	1,787	0.95
Crash Champions, LLC(5)(7)(8)	S + 6.25%	11.55%	8/1/2029	4,317	4,188	4,188	2.23

					13,904	13,904	7.41

Total First Lien Debt					$149,464	$149,586	79.67%

Total Investments—non-controlled/non-affiliated					$149,464	$149,586	79.67%

Total Portfolio Investments					$149,464	$149,586	79.67%
(1)Unless otherwise indicated, issuers of debt investments held by the Company (which such term “Company” shall include the Company’s subsidiaries for purposes of this Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or SOFR including SOFR adjustment, if any, (“S”), which generally resets periodically. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of December 31, 2022, rates for the 3 month and 1 month L are 4.77% and 4.39%, respectively. As of December 31, 2022, rates for the 3 month and 1 month S were 3.62% and 4.06%, respectively.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2022, non-qualifying assets totaled 4.6% of the Company’s total assets.
(5)Investment valued using unobservable inputs (Level 3). See Note 5.
(6)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments:

Investments—non- controlled/non- affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
AxiomSL Group, Inc	Revolver	12/03/2025	316	(13)
AxiomSL Group, Inc	Delayed Draw Term Loan	12/03/2027	290	(12)
Beacon Pointe Advisors,LLC	Revolver	12/20/2026	627	(6)
Beacon Pointe Advisors,LLC	Delayed Draw Term Loan	12/20/2028	1,675	1,425
Crash Champions, LLC	Revolver	08/01/2028	632	(35)
Galway Borrower LLC	Revolver	09/30/2027	908	(32)
Galway Borrower LLC	Delayed Draw Term Loan	09/29/2028	132	(5)
Gateway US Holdings, Inc	Revolver	09/22/2024	59	68
Gateway US Holdings, Inc	Delayed Draw Term Loan	09/22/2024	27	137
Geosyntec Consultants	Delayed Draw Term Loan	05/18/2029	198	(4)
Geosyntec Consultants	Revolver	05/18/2027	73	(1)
Global Music Rights	Revolver	08/27/2027	286	(4)
Kaseya Inc.	Revolver	06/25/2029	153	(5)
Kaseya Inc.	Delayed Draw Term Loan	06/25/2029	153	(5)
Mantech International CP	Delayed Draw Term Loan	09/14/2029	879	(18)
Mantech International CP	Revolver	09/14/2028	425	10
Marcone Yellowstone Buyer Inc	Delayed Draw Term Loan	06/23/2028	465	(9)
Meridian Adhesives Group Inc	Delayed Draw Term Loan	09/03/2029	636	1,092
New Look Vision Group Inc	Revolver	05/26/2026	196	397
New Look Vision Group Inc	Delayed Draw Term Loan	05/26/2028	728	97
New Look Vision Group Inc	Delayed Draw Term Loan	05/26/2028	902	253
Peter C. Foy & Associates Insurance Services, LLC	Revolver	11/01/2027	310	(6)
Spectrum Automotive Holdings Corp	Delayed Draw Term Loan	06/29/2028	664	1,544
Spectrum Automotive Holdings Corp	Revolver	06/29/2027	305	(9)
The NPD Group, Inc.	Revolver	12/01/2027	430	44
THG Acquisition, LLC	Delayed Draw Term Loan	12/02/2026	2,515	3,376
THG Acquisition, LLC	Revolver	12/02/2025	481	(10)
Total			$14,465	$8,269
(7)Position or portion thereof unsettled as of December 31, 2022.
(8)Loan includes interest rate floor feature.

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
State Street Bank & Trust Company	Euro 187,903	U.S. Dollar 188,589	1/31/2023	$686
				$686
See accompanying notes to the financial statements.

OHA Senior Private Lending Fund (U) LLC
Statement of Changes in Net Assets
(in thousands)
(Unaudited)

For the Three Months Ended March 31, 2023
Operations:
Net investment income	$3,222
Net realized gain (loss)	$2,193
Net change in unrealized appreciation (depreciation)	$(765)
Net increase (decrease) in net assets resulting from operations	4,650

Share transactions:
Proceeds from shares sold	$24,741
Net increase (decrease) from share transactions	$24,741
Total increase (decrease) in net assets	$29,391
Net Assets, beginning of period	$187,765
Net Assets, end of period	$217,156
See accompanying notes to the financial statements.

OHA Senior Private Lending Fund (U) LLC
Statement of Cash Flows
(in thousands)
(Unaudited)

For the Three Months Ended March 31, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$4,650
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	689
Net unrealized (appreciation) depreciation on foreign currency forward contracts	76
Net realized (gain) loss on investments	(11)
Net accretion of discount and amortization of premium	(222)
Amortization of deferred offering costs	104
Purchases of investments	(46,847)
Proceeds from sale of investments and principal repayments	10,080
Increase (decrease) in assets and liabilities:
Interest receivable	(841)
Receivable for investments sold	(14)
Payable for investments purchased	(142,196)
Cash collateral on forward currency contract	4,430
Management fee payable	296
Income incentive fee	443
Board of Managers fees payable	(22)
Accrued expenses and other liabilities	480
Net cash provided by (used in) operating activities	(168,905)

Cash flows from financing activities:
Proceeds from issuance of common shares	24,741
Net cash provided by (used in) financing activities	24,741
Net increase (decrease) in cash and cash equivalents	(144,164)
Cash and cash equivalents, beginning of period	$187,398
Cash and cash equivalents, end of period	$43,234
See accompanying notes to the financial statements.

Notes to the Financial Statements (unaudited)
Note 1. Organization
OHA Senior Private Lending Fund (U) LLC (the “Company” or “SPLF (U)”), was formed on June 27, 2022. OHA Private Credit Advisors II, L.P. (the “Advisor”) is the investment adviser of the Company. The Advisor is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940. The Company intends to register as a closed-end investment company that has filed an election to be regulated as a business development company (“BDC”) under the 1940 Act.
The Company will seek to achieve attractive risk-adjusted returns by investing primarily in the non-investment grade credit markets in North America and Europe, with a primary focus on direct lending in the United States.  Subject to any restrictions imposed under the 1940 Act (as defined below), any related RIC asset diversification requirements and any guidelines and limitations set forth herein, the Company’s investments are expected to primarily consist of senior secured first lien loans and unitranche loans but may include second lien loans or other assets. The Company will seek target position sizes of 2% to 5% of net asset value (“NAV”) and seek to allocate (a) greater than or equal to 80% of NAV to first lien and unitranche loans and (b) less than or equal to 20% of NAV to second lien loans. The Company’s investment mandate will be structured to allow for co-investment across Oak Hill Advisors, L.P.’s (“OHA”) entire platform, based on existing SEC exemptive relief under Rule 17d-1 under the 1940 Act and any additional SEC exemptive relief obtained in the future.
The Company will have a finite life. The term of the Company will end, and the Company will commence winding up, on the fifth (5th) anniversary of the last calendar day of the Investment Period (as defined below) (including any extensions of such Investment Period), unless extended for up to two (2) consecutive one (1) year periods, in each case, as approved by both the Board of Managers (“Board”) and members of the Company (“Members”) holding a majority of the outstanding Shares.
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
Basis of Accounting
The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in ASC Topic 946, Financial Services – Investment Companies. ASC Topic 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception.
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
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of March 31, 2023, the Company did not hold any cash equivalents.
Investment Related Transactions, Revenue Recognition and Expenses
Investment transactions and the related revenue and expenses are recorded on a trade-date basis.  Realized gains or losses are recorded upon the sale or liquidation of investments and are calculated as the difference between the net proceeds from the sale or liquidation, if any, and the cost basis of the investment using the specific identification method. Unrealized appreciation or depreciation reflects the difference between the fair value of the investments and the cost basis of the investments. Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized fees and unamortized discounts are recorded as interest income.
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
Non-Accrual Loans
Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of March 31, 2023 and December 31, 2022 there were no loans placed on non-accrual status.
Valuation of Portfolio Investments

Pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as the Company’s “valuation designee” to determine the valuation of the Company’s investments. The Adviser shall value the investments owned by the Company in accordance with the Adviser’s valuation policies and procedures, subject at all times to the oversight of the Board. The Advisor values the Company’s investments in accordance with ASC Topic 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC Topic 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

Investments that are listed or traded on an exchange and are freely transferable are valued at either the closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) on the principal exchange on which the investment is listed or traded. Investments for which other market quotations are readily available will typically be valued at such market quotations.Market quotations are obtained from an independent pricing service, where available. If a price cannot be obtained from an independent pricing service or if the independent pricing service is not deemed to be current with the market, certain investments held by the Company will be valued on the basis of prices provided by principal market makers.
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
With respect to the valuation of investments, the Company undertakes a multi-step valuation process in connection with determining the fair value of our investments for which reliable market quotations are not readily available, which includes, among other procedures, the following:
•The valuation process begins with each investment being preliminarily valued by the Adviser’s valuation team in consultation with the Adviser’s investment professionals responsible for each portfolio investment;
•Generally investments that constitute a material portion of the Company’s portfolio are periodically reviewed by an independent valuation firm. The independent valuation firms provide a final range of values on such investments to the Adviser. The independent valuation firms also provide analyses to support their valuation methodology and calculations;
•The Adviser’s valuation committee with respect to the Company (the “Valuation Committee”) reviews each valuation recommendation to confirm they have been calculated in accordance with the Company’s valuation policy and when applicable, compares such valuations to the independent valuation firms’ valuation ranges to ensure the Adviser’s valuations are reasonable;
•The Adviser’s Valuation Committee then determines fair value marks for each of the Company’s portfolio investments; and
•The Board and Audit Committee periodically review the valuation process and provide oversight in accordance with the requirements of Rule 2a-5 under the 1940 Act.
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
The Company applies ASC Topic 820, which establishes a framework for measuring fair value in accordance with US GAAP and required disclosures of fair value measurements. The fair value of a financial instrument is the amount that would be received in an orderly transaction between market participants at the measurement date. The Company determines the fair value of investments consistent with its valuation policy. The Company discloses the fair value of its investments in a hierarchy which prioritizes and ranks the level of market observability used in the determination of fair value. In accordance with ASC Topic 820, these levels are summarized below:
•Level 1 — Valuations based on quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date.
•Level 2 — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3 — Valuations based on inputs that are unobservable and significant to the fair value measurement.

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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of March 31, 2023, the Company had $7.3 million of payables for investments purchased and had fourteen thousand of receivables for investments sold. As of December 31, 2022, the Company had $149.5 million of payables for investments purchased and had no receivables for investments sold.
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
Foreign Currency Forward Contracts
The Company may enter into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations of the Company and its Shareholders. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Forward foreign currency contracts are marked-to-market at the applicable forward rate. Unrealized gain (loss) on foreign currency forward contracts are recorded on the statements of assets and liabilities on a gross basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts of foreign currency forward contract assets and liabilities are presented separately on the schedules of investments. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date.
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
The Advisor has agreed to incur organizational and start-up costs on behalf of the Company. The Company has agreed to repay the Advisor for initial organization and start-up costs incurred prior to the commencement of our operations up to a maximum of $750,000 and contingent upon the election to be treated as business development company, pursuant to the provisions of section 54(a) of the 1940 Act, to be subject to the provisions of sections 55 through 65 of the Act. For the three months ended March 31, 2023, the Company incurred organization and start-up costs of $0.1 million.
Income Taxes
The Company has elected to be regulated as a BDC under the 1940 Act. The Company intends to elect to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the financial statements of the Company.
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
For the three months ended March 31, 2023, management fees were $0.3 million, of which none were waived. As of March 31, 2023 and December 31, 2022, $0.3 million and $0.03 million, respectively, remained payable related to the base management fee accrued in management fee payable on the statement of assets and liabilities.
Incentive Fee
The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.
Incentive Fee Based on Income
The first part of the incentive fee is based on income, whereby the Company pays the Adviser annually in arrears 12.5% of its Pre-Incentive Fee Net Investment Income Returns (as defined below) for the relevant calendar year subject to a 5.75% annualized hurdle rate (the ‘Hurdle Rate”). “Pre-Incentive Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Advisory Agreement and an administration agreement with our administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred stock, but excluding the incentive fee and Member servicing and/or distribution fees).  Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

The Company pays the Adviser an incentive fee with respect to the Company’s Pre-Incentive Fee Net Investment Income Returns as follows:
•No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar year in which the Company’s Pre-Incentive Fee Net Investment Income Returns does not exceed the Hurdle Rate;
•100% of Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the Hurdle Rate but is less than 6.57143% in any calendar year. This portion of the Pre-Incentive Fee Net Investment Income Returns (which exceeds the Hurdle Rate but is less than 6.57143%) is referred to as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.5% of the Company’s Pre-Incentive Fee Net Investment Income Returns as if a Hurdle Rate did not apply if Pre-Incentive Fee Net Investment Income Returns exceeds 6.57143% in any calendar year; and
•12.5% of the Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds 6.57143% in any calendar year, which reflects that once the Hurdle Rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns is paid to the Adviser.
For the three months ended March 31, 2023, incentive fees were $0.4 million, of which none were waived. As of March 31, 2023 and December 31, 2022, $0.4 million and $0.0 million, respectively, remained payable related to the incentive fee accrued in incentive fee payable on the statement of assets and liabilities.
Incentive Fee Based on Capital Gains
The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals:
•12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with GAAP.
Administration Agreement
Under the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to Members and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of our Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. We will reimburse the Administrator for the reasonable fees, costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation, Overhead and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of OHA or any of its affiliates, subject to the limitations described in Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party. The Administrator hired a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.
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

As of March 31, 2023, there were $0.0 million in expenses related to the Administrator that were included in administrative service expenses on the statements of operations and the payable included in accrued expenses and other liabilities in the statements of assets and liabilities. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. For the three months ended March 31, 2023 the Company incurred expenses related to the sub-administrator of $0.1 million, which is included in administrative service expenses on the statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023
	Amortized Cost	Fair value	% of Total Investments at Fair Value

First lien debt	$186,464	$185,897	100.0%
Total investments	$186,464	$185,897	100.0%

	December 31, 2022
	Amortized Cost	Fair value	% of Total Investments at Fair Value

First lien debt	$149,464	$149,586	100.0%
Total investments	$149,464	$149,586	100.0%

The industry composition of investments based on fair value as of March 31, 2023 and December 31, 2022 was as follows:

March 31, 2023
Insurance	17.4%
Services: Business	14.2
Finance	9.2
Aerospace & Defense	8.9
Healthcare, Education, and Childcare	7.7
Services: Consumer	7.6
Consumer Goods: Durable	7.5
Chemical, Plastics & Rubber	7.5
Construction & Building	5.3
Media: Diversified & Production	3.7
Retail Stores	3.6
High Tech	3.5
Containers, Packaging & Glass	2.2
Broadcasting and Entertainment	1.7
Total	100.0%

December 31, 2022
Insurance	21.3%
Services: Business	12.4
Finance	11.3
Consumer Goods: Durable	9.4
Services: Consumer	9.3
Chemicals, Plastics, and Rubber	9.2
Healthcare, Education, and Childcare	9.1
Media: Diversified & Production	4.6
Retail Stores	4.5
High Tech	4.4
Aerospace and Defense	2.4
Broadcasting and Entertainment	2.1
Total	100.0%

The geographic composition of investments at cost and fair value as of March 31, 2023 and December 31, 2022 was as follows;

	March 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$180,996	$180,491	97.1%	83.1%
Canada	5,468	5,406	2.9	2.5
Total	$186,464	$185,897	100.0%	85.6%

	December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$143,993	$144,116	96.3%	76.8%
Canada	5,471	5,470	3.7	2.9
Total	$149,464	$149,586	100.0%	79.7%
Note 5. Fair Value of Investments
The following table presents the fair value hierarchy of investments as of March 31, 2023 and December 31, 2022, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	March 31, 2023
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	—	$185,897	$185,897
Total investments	$—	$—	$185,897	$185,897

	December 31, 2022
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$149,586	$149,586
Total investments	$—	$—	$149,586	$149,586

The following table presents change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

Three Months Ended March 31, 2023
First Lien Debt
Fair value, beginning of period	$149,586
Purchases of investments	46,847
Proceeds from principal repayments and sales of investments	(10,080)
Accretion of discount/amortization of premium	222
Net realized gain (loss)	11
Net change in unrealized appreciation (depreciation)	(689)
Transfers into Level 3 (1)	—
Transfers out of Level 3 (1)	—
Fair value, end of period	$185,897
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of March 31, 2023	$(689)
(1)For the three months ended March 31, 2023, there were no transfers into or out of Level 3.
The following table presents change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

For the period ended December 31, 2022
First Lien Debt
Fair value, beginning of period	$—
Purchases of investments	149,464
Proceeds from principal repayments and sales of investments	—
Accretion of discount/amortization of premium	—
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation)	122
Transfers into Level 3 (1)	—
Transfers out of Level 3 (1)	—
Fair value, end of period	$149,586
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of December 31, 2022	$122

(1)For the period ended December 31, 2022, there were no transfers into or out of Level 3.

Significant Unobservable Inputs
In accordance with ASC Topic 820, the following table provides quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2023 and December 31, 2022.  The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2023
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)
Assets:
First lien debt	$168,880	Discounted cash flow	Comparative Yields	9.0% - 11.6% (10.4%)
First lien debt	17,017	Precedent transaction	Cost	N/A
Total investments	$185,897

	December 31, 2022
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)
Assets:
First lien debt	$149,586	Discounted cash flow	Comparative Yields	9.3% - 11.6% (10.5%)
Total investments	$149,586
(1)Weighted averages are calculated based on fair value of investments
The Company used the income approach to determine the fair value of certain Level 3 assets as of March 31, 2023 and December 31, 2022. The significant unobservable inputs used in the income approach is the comparative yield and discount rate. The comparative yield and discount rate is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value.
Note 6: Derivatives
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
The Company may enter into forward currency exchange contracts to reduce the exposure to foreign currency exchange rate fluctuations of the Company and its Shareholders, as described in Note 2. The fair value of derivative contracts open as of March 31, 2023 and December 31, 2022 is included on the consolidated schedules of investments by contract. The Company had collateral payable of $4.4 million for March 31, 2023. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the consolidated statements of assets and liabilities.

During the three months ended March 31, 2023, the average notional exposure for foreign currency forward contracts was $223.7 million.

The following table presents both gross and net information about derivative instruments eligible for offset in the Statements of Assets and Liabilities.

March 31, 2023
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$670	$(60)	$610	$(610)	$—
	$670	$(60)	$610	$(610)	$—

December 31, 2022
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$686	$—	$686	$—	$686
	$686	$—	$686	$—	$686
(1)Amount excludes excess cash collateral paid.
(2)Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.
The effect of transactions in derivative instruments on the Statements of Operations during the three months ended March 31, 2023 were as follows:

Three Months Ended March 31, 2023
Net change in unrealized gain (loss) on foreign currency forward contracts	$(76)
Realized gain (loss) on foreign currency forward contracts	4,090
Total net realized and unrealized gain (loss) on foreign currency forward contracts	$4,014
Note 7: Commitments and Contingencies
In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As March 31, 2023, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $20.0 million. As December 31, 2022, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $14.5 million.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2023, management is not aware of any pending or threatened material litigation.

Investor Commitments
As of March 31, 2023, the Company had $542.2 million in total capital commitments from investors ($330.2 million undrawn).
Note 8.  Net Assets
Subscriptions and Drawdowns
As of March 31, 2023, the Company had 21,052,258 shares issued and outstanding with a par value of $0.01 per share. The Company has entered into subscription agreements with investors providing for the private placement of the Company’s common shares. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase the Company’s common shares up to the amount of their respective capital commitment on an as-needed basis each time the Advisor delivers a drawdown notice to such investors.
During the three months ended March 31, 2023, the Advisor delivered capital call notices to investors on February 1, 2023 for $24.7 million.
There were no dividends declared for the period from June 27, 2022 (inception) to March 31, 2023.
Note 9. Financial Highlights
The following are financial highlights for a common share outstanding for the three months ended March 31, 2023:

For the Three Months Ended March 31, 2023
Per share data:(1)
Net asset value, beginning of period	$10.07
Net investment income (loss) (2)	0.16
Net realized and unrealized gains (losses) (3)	0.07
Net increase (decrease) in net investment operations	0.23
Impact of issuance of common stock	0.02
Net asset value, end of period	$10.32

Total Return (4)	2.48%

Ratios and supplemental data:
Net assets, end of period	$217,156

Portfolio turnover rate(5)	5.87%
Ratio of gross expenses to average net assets(6)	2.83%
Net investment income (loss) to average net assets(6)	6.31%
=

(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)Calculated based on average shares outstanding during the period.
(3)The amount shown for a share outstanding may not correspond with the aggregate realized and unrealized gain (loss) on investments for the period due to the timing of capital share transactions of fund shares in relation to fluctuating market values of investments of the Company.

(4)Total return based on net asset value calculated as the change in net asset value per share during the respective periods, assuming distributions, if any, are reinvested on the effects of the performance of the Company during the period.
(5)Portfolio turnover rate is calculated using the lesser of year-to-date sales and year-to-date purchases over the average of the investments assets at fair value for the years reported.
(6)Annualized.

Note 10. Subsequent Events
The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2023.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “Item 1. Financial Statements.”  This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2022 and Part II, Item 1A of this Form 10-Q and elsewhere in this Form 10-Q
Overview
The Company is a Delaware limited liability company formed June 27, 2022.  We are an externally managed, closed-end, diversified management investment company that elected to be regulated as a business development company under the 1940 Act. OHA Private Credit Advisors II, L.P. (the “Advisor”) is the investment adviser of the Company. In addition, for U.S. federal income tax purposes, we elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, beginning with our fiscal year (or period) ending December 31, 2022. We were formed to make investments and generate returns in the form of current income and long-term capital appreciation.
The Company will seek to achieve attractive risk-adjusted returns by investing primarily in the non-investment grade credit markets in North America and Europe, with a primary focus on direct lending in the United States. The Company will target investments in well-established, larger companies generally with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $75 million or greater (“Larger Borrowers”), consistent with OHA’s investment history and proven investment process. We believe that credit profiles of Larger Borrowers generally benefit from greater business diversification, stronger market positions, experienced management teams and a greater ability to navigate challenging markets.
Subject to any restrictions imposed under the 1940 Act, any related RIC asset diversification requirements and any guidelines and limitations set forth herein, the Company’s investments are expected to primarily consist of senior secured first lien loans and unitranche loans but may include second lien loans or other assets. The Company will seek target position sizes of 2% to 5% of NAV and seek to allocate (a) greater than or equal to 80% of NAV to first lien and unitranche loans and (b) less than or equal to 20% of NAV to second lien loans. The Company’s investment mandate will be structured so as to allow for co-investment across OHA’s entire platform, based on existing SEC exemptive relief under Rule 17d-1 under the 1940 Act and any additional SEC exemptive relief obtained in the future.
Key Components of Our Results of Operations
Investments
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

Expenses
Our primary operating expenses include the payment of fees to the Advisor under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below.
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
1)investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Advisory Agreement;
2)the Company’s allocable portion of Overhead and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer, chief operating officer, and their respective staffs; (ii) investor relations, legal, operations, treasury and any other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any personnel of OHA or any of its affiliates providing non-investment related services to the Company; and
3)all other expenses of the Company’s operations, administrations and transactions including, without limitation, those relating to:
(i)organization and offering fees, costs and expenses associated with this offering (including legal, accounting (including expenses of in-house legal, accounting, tax and other professionals of the Adviser, inclusive of their allocated Overhead), printing, mailing, subscription processing and filing fees costs and expenses (including “blue sky” laws and regulations) and other offering fees costs and expenses, including fees, costs and expenses associated with technology integration between the Company’s systems and those of participating intermediaries, diligence expenses of participating intermediaries, fees, costs and expenses in connection with preparing the preparation of the Company’s governing documents, offering memoranda, sales materials and other marketing expenses, design and website fees, costs and expenses, fees, costs and expenses of the Company’s transfer agent, fees, costs and expenses to attend retail seminars sponsored by participating intermediaries and fees, costs, expenses and reimbursements for travel, meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, intermediaries, registered investment advisors or financial or other advisors;
(ii)all taxes, fees, costs, and expenses, retainers and/or other payments of accountants, legal counsel, advisors (including tax advisors), administrators, auditors (including, for the avoidance of doubt, the Company’s financial audit, and with respect to any additional auditing required under The Directive 2011/61/EU of the European Parliament and of the Council of 8 June 2011 on Alternative Investment Company Managers and any applicable legislation implemented by an EEA member state in connection with such Directive (the “AIFMD”)), investment bankers, administrative agents, paying agents, depositaries, custodians, trustees, sub-custodians, consultants (including individuals consulted through expert network consulting firms), engineers, senior advisors, industry experts, operating partners, deal sourcers (including personnel dedicated to but not employed by the Adviser), and other professionals (including, for the avoidance of doubt, the costs and charges allocable with respect to the provision of internal legal, tax, accounting, technology, portfolio reconciliation, portfolio compliance and reporting or other services or that are otherwise related to the implementation, maintenance and supervision of the procedures relating to the books and records of the Company and any personnel related thereto, inclusive of their allocated Overhead (including secondees and temporary personnel or consultants that may be engaged on short- or long-term arrangements) as deemed appropriate by the Administrator, with the oversight of the Board, where such internal personnel perform services that would be paid by the Company if outside service providers provided the same services); fees, costs, and expenses herein include (x) fees, costs and expenses for time spent by its in-house attorneys and tax advisors that provide legal advice and/or services to the Company or its portfolio companies on matters related to potential or actual investments and transactions and the ongoing operations of the Company and (y) fees, costs and expenses incurred to provide administrative and accounting services to the Company or its portfolio companies, and fees, costs, expenses and charges incurred directly by the Company or affiliates in connection such services (including overhead related thereto), in each case, (I) that are specifically charged or specifically allocated or attributed by the Administrator, with the oversight of the Board, to the Company or its portfolio companies and (II) provided that any such amounts shall not be greater than what would be paid to an unaffiliated third party for substantially similar advice and/or services of the same skill and expertise, in accordance with the Adviser’s expense allocation policy);
(iii)all fees, costs, expenses of calculating the Company’s NAV, including the cost of any third-party valuation services;
(iv)all fees, costs, expenses of effecting any sales of the Shares and other securities;
(v)any fees, costs, expenses payable under any managing dealer and selected intermediary agreements, if any;
(vi)all interest and fees, costs and expenses arising out of all borrowings, guarantees and other financings or derivative transactions (including interest, fees and related legal expenses) made or entered into by the Company, including, but not limited to, the arranging thereof and related legal expenses;
(vii)all fees, costs and expenses of any loan servicers and other service providers and of any custodians, lenders, investment banks and other financing sources;
(viii)all fees, costs and expenses incurred in connection with the formation or maintenance of entities or vehicles to hold the Company’s assets for tax or other purposes;
(ix)all fees, costs and expenses of derivatives and hedging;
(x)all fees, costs and expenses, including travel, entertainment, lodging and meal expenses, incurred by the Adviser, or members of its investment team, or payable to third parties, in evaluating, developing, negotiating, structuring and performing due diligence on prospective portfolio companies, including such expenses related to potential investments that were not consummated, and, if necessary, enforcing the Company’s rights;
(xi)all fees, costs and expenses (including the allocable portions of Overhead and out-of-pocket expenses such as travel expenses) or an appropriate portion thereof of employees of the Adviser to the extent such expenses relate to attendance at meetings of the Board or any committees thereof;
(xii)all fees, costs and expenses, if any, incurred by or on behalf of the Company in developing, negotiating and structuring prospective or potential investments that are not ultimately made, including, without limitation any legal, tax, administrative, accounting, travel, meals, accommodations and entertainment, advisory, consulting and printing expenses, reverse termination fees and any liquidated damages, commitment fees that become payable in connection with any proposed investment that is not ultimately made, forfeited deposits or similar payments;
(xiii)all allocated fees, costs and expenses incurred by the Administrator in providing managerial assistance to those portfolio companies that request it;
(xiv)all brokerage fees, costs and expenses, hedging fees, costs and expenses, prime brokerage fees, costs and expenses, custodial fees, costs and expenses, agent bank and other bank service fees, costs and expenses; private placement fees, costs and expenses, commissions, appraisal fees, commitment fees and underwriting fees, costs and expenses; fees, costs and expenses of any lenders, investment banks and other financing sources, and other investment costs, fees and expenses actually incurred in connection with evaluating, making, holding, settling, clearing, monitoring or disposing of actual investments (including, without limitation, travel, meals, accommodations and entertainment expenses and any expenses related to attending trade association and/or industry meetings, conferences or similar meetings, any costs or expenses relating to currency conversion in the case of investments denominated in a currency other than U.S. dollars) and expenses arising out of trade settlements (including any delayed compensation expenses);

(xv)investment fees, costs and expenses, including all fees, costs and expenses incurred in sourcing, evaluating, developing, negotiating, structuring, trading (including trading errors), settling, monitoring and holding prospective or actual investments or investment strategies including, without limitation, any financing, legal, filing, auditing, tax, accounting, compliance, loan administration, travel, meals, accommodations and entertainment, advisory, consulting, engineering, data-related and other professional fees, costs and expenses in connection therewith (to the extent the Adviser is not reimbursed by a prospective or actual issuer of the applicable investment or other third parties or capitalized as part of the acquisition price of the transaction) and any fees, costs and expenses related to the organization or maintenance of any vehicle through which the Company directly or indirectly participates in the acquisition, holding and/or disposition of investments or which otherwise facilitate the Company’s investment activities, including without limitation any travel and accommodations expenses related to such vehicle and the salary and benefits of any personnel (including personnel of the Adviser or its affiliates) and/or in connection with the maintenance and operation of such vehicle, or other overhead expenses (including any fees, costs and expenses associated with the leasing of office space (which may be made with one or more affiliates of the Adviser as lessor in connection therewith));
(xvi)all transfer agent, dividend agent and custodial fees, costs and expenses;
(xvii)all federal and state registration fees, franchise fees, any stock exchange listing fees and fees payable to rating agencies;
(xviii)Independent Board members’ fees and expenses including travel, entertainment, lodging and meal expenses, and any legal counsel or other advisors retained by, or at the discretion or for the benefit of, the Independent Board members;
(xix)costs of preparing financial statements and maintaining books and records, costs of Sarbanes-Oxley Act of 2002 compliance and attestation and costs of preparing and filing reports or other documents with the SEC, Financial Industry Regulatory Authority, U.S. Commodity Futures Trading Commission (“CFTC”) and other regulatory bodies and other reporting and compliance costs, including registration and exchange listing and the costs associated with reporting and compliance obligations under the 1940 Act and any other applicable federal and state securities laws, and the compensation of professionals responsible for the foregoing;
(xx)all fees, costs and expenses associated with the preparation and issuance of the Company’s periodic reports and related statements (e.g., financial statements and tax returns) and other internal and third-party printing (including a flat service fee), publishing (including time spent performing such printing and publishing services) and reporting-related expenses (including other notices and communications) in respect of the Company and its activities (including internal expenses, charges and/or related costs incurred, charged or specifically attributed or allocated by the Company or the Adviser or its affiliates in connection with such provision of services thereby);
(xxi)all fees, costs and expenses of any reports, proxy statements or other notices to Members (including printing and mailing costs) and the costs of Board member meetings;
(xxii)all proxy voting fees, costs and expenses;
(xxiii)all fees, costs and expenses associated with an exchange listing (to the extent applicable);
(xxiv)any and all taxes and/or tax-related interest, fees or other governmental charges (including any penalties incurred where the Adviser lacks sufficient information from third parties to file a timely and complete tax return) levied against the Company and all fees, costs and expenses incurred in connection with any tax audit, investigation, litigation, settlement or review of the Company and the amount of any judgments, fines, remediation or settlements paid in connection therewith;
(xxv)all fees, costs and expenses of any litigation, arbitration or audit involving the Company any vehicle or its portfolio companies and the amount of any judgments, assessments fines, remediations or settlements paid in connection therewith, Board members and officers, liability or other insurance (including costs of title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to the affairs of the Company;

(xxvi)all fees, costs and expenses associated with the Company’s information, obtaining and maintaining technology (including any and all fees, costs and expenses of any investment, books and records, portfolio compliance and reporting systems such as “Wall Street Office,” “Everest” (Allvue), “Trinity” and similar systems and services, including consultant, software licensing, data management and recovery services fees and any tools, programs, subscriptions or other systems providing market data, analytical, database, news or third-party research or information services and the costs of any related professional service providers), third party or proprietary hardware/software, data-related communication, market data and research (including news and quotation equipment and services and including costs allocated by the Adviser’s or its affiliates’ internal and third-party research group (which are generally based on time spent, assets under management, usage rates, proportionate holdings or a combination thereof or other reasonable methods determined by the Administrator) and expenses and fees (including compensation costs) charged or specifically attributed or allocated by Adviser and/or its affiliates for data-related services provided to the Company and/or its portfolio companies (including in connection with prospective investments), each including expenses, charges, fees and/or related costs of an internal nature; reporting costs (which includes notices and other communications and internally allocated charges), and dues and expenses incurred in connection with membership in industry or trade organizations;
(xxvii) all fees, costs and expenses of specialty and custom software for monitoring risk, compliance and the overall portfolio, including any development costs incurred prior to the filing of the Company’s election to be treated as a BDC;
(xxviii)all fees, costs and expenses associated with individual or group Members;
(xxix)all insurance fees, costs and expenses (including fidelity bond, Board members and officers errors and omissions liability insurance and other insurance premiums incurred for the benefit of the Adviser);
(xxx)all fees, costs and expenses of winding up and liquidating the Company’s assets;
(xxxi)all fees, costs and expenses related to compliance-related matters (such as developing and implementing specific policies and procedures in order to comply with certain regulatory requirements) and regulatory filings; notices or disclosures related to the Company’s activities (including, without limitation, expenses relating to the preparation and filing of filings required under the Securities Act, TIC Form SLT filings, Internal Revenue Service filings under FATCA and FBAR reporting requirements applicable to the Company or reports to be filed with the CFTC, reports, disclosures, filings and notifications prepared in connection with the laws and/or regulations of jurisdictions in which the Company engages in activities, including any notices, reports and/or filings required under the AIFMD, European Securities and Markets Authority and any related regulations, and other regulatory filings, notices or disclosures of the Adviser relating to the Company and its affiliates relating to the Company, and their activities) and/or other regulatory filings, notices or disclosures of the Adviser and its affiliates relating to the Company including those pursuant to applicable disclosure laws and expenses relating to FOIA requests, but excluding, for the avoidance of doubt, any expenses incurred for general compliance and regulatory matters that are not related to the Company and its activities;
(xxxii)all fees, costs and expenses (including travel) in connection with the diligence and oversight of the Company’s service providers;
(xxxiii)all fees, costs and expenses, including travel, meals, accommodations, entertainment and other similar expenses, incurred by the Adviser or its affiliates for meetings with existing investors and any intermediaries, registered investment advisors, financial and other advisors representing such existing investors; and
(xxxiv)all other all fees, costs and expenses incurred by the Administrator in connection with administering the Company’s business.
OHA has agreed to pay any organizational expenses of the Company (excluding any expenses incurred in connection with a subscription facility) in excess of $750,000 and has agreed to pay any annual operating expenses of the Company (excluding (i) third-party legal expenses incurred in connection with investments and the ordinary course operation of the Company and (ii) the management fee and incentive fees paid to the Adviser) that would cause such operating expenses to exceed 0.40% per annum of the Company’s average net assets in respect of the relevant year.

Portfolio and Investment Activity
As of March 31, 2023, based on fair value, our portfolio consisted of 100.0% first lien senior secured debt investments.
As of March 31, 2023, our weighted average total yield of the portfolio at fair value and amortized cost was 12.5% and12.4%, respectively.
As of March 31, 2023, we had investments in 24 portfolio companies with an aggregate fair value of $185.9 million.
Our investment activity for the period ended March 31, 2023 is presented below (information presented herein is at amortized cost unless otherwise indicated).

(dollar amounts in thousands)	For the Three Months Ended March 31, 2023

Total investments, beginning of period	$149,464
New investments purchased	46,847
Net accretion of discount on investments	222
Net realized gain (loss) on investments	11
Investments sold or repaid	(10,080)
Total investments, end of period	186,464
The following table presents certain selected information regarding our investment portfolio:

As of March 31, 2023
Weighted average yield on debt and income producing investments, at amortized cost(1)	12.4%
Weighted average yield on debt and income producing investments, at fair value(1)	12.5%
Number of portfolio companies	24
Weighted average EBITDA (2)	206.3
Average loan-to-value (LTV) (3)	42.8%
Percentage of debt investments bearing a floating rate, at fair value	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	—%
(1)Computed as (a) the annual stated interest rate or yield plus the annual accretion of discounts or less the annual amortization of premiums, as applicable, on income producing securities, divided by (b) the total relevant investments at amortized cost or fair value, as applicable. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)Includes all private debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on fair market value of each respective investment. Amounts were derived from the most recently available financial information provided by the portfolio company and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
(3)Includes all private debt investments for which fair value is determined by our Board in conjunction with a third-party valuation firm and excludes quoted assets. Average loan-to-value represents the net ratio of loan-to-value for each portfolio company, weighted based on the fair value of total applicable private debt investments. Loan-to-value is calculated as the current total net debt of all loan tranches outstanding divided by the estimated enterprise value of the portfolio company as of the most recent quarter end.

Our investments consisted of the following (dollar amounts in thousands):

	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$186,464	$185,897	100.0%
Total investments	$186,464	$185,897	100.0%
As of March 31, 2023 there were no investments on non-accrual status.
The table below describes investments by industry composition based on fair value as of March 31, 2023:

March 31, 2023
Insurance	17.4%
Services: Business	14.2
Finance	9.2
Aerospace & Defense	8.9
Healthcare, Education, and Childcare	7.7
Services: Consumer	7.6
Consumer Goods: Durable	7.5
Chemical, Plastics & Rubber	7.5
Construction & Building	5.3
Media: Diversified & Production	3.7
Retail Stores	3.6
High Tech	3.5
Containers, Packaging & Glass	2.2
Broadcasting and Entertainment	1.7
Total	100.0%
The table below describes investments by geographic composition:

March 31, 2023
United States	97.1%
Canada	2.9
Total	100.0%

Results of Operations
The following table represents the operating results (dollar amounts in thousands):

(Amounts in thousands)	For the Three Months Ended March 31, 2023
Total investment income	$4,653
Net expenses	$1,431
Net investment income (loss)	3,222
Net unrealized appreciation (depreciation)	(765)
Net realized gain (loss)	2,193
Net increase (decrease) in net assets resulting from operations	$4,650
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment Income
Investment income, was as follows (dollar amounts in thousands):

For the Three Months Ended March 31, 2023
Interest income	$4,136
Other income	517
Total investment income	$4,653
For the three months ended March 31, 2023, total investment income was $4.7 million. The size of our investment portfolio at fair value was $185.9 million at March 31, 2023 and our weighted average yield on debt and income producing investments, at fair value was 12.5%.
Expenses
Expenses were as follows (dollar amounts in thousands):

For the Three Months Ended March 31, 2023
Management fees	$329
Income incentive fee	443
Capital gains incentive fee	—
Professional fees	393
Board of Managers fees	53
Administrative services expenses	100
Other general & administrative	9
Amortization of offering costs	104
Total expenses	$1,431

Management Fees
For the three months ended March 31, 2023, management fees were $0.3 million. Management fees are payable monthly in arrears at an annual rate of 0.65% of the value of our net assets as of the beginning of the first calendar day of the applicable month.
Income Based Incentive Fees
For the three months ended March 31, 2023, income based incentive fees were $0.4 million.
Capital Gains Incentive Fees
For the three months ended March 31, 2023, capital gains incentive fees were $0.0 million. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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
Total other expenses were $0.7 million for the three months ended March 31, 2023, primarily comprised of $0.4 million of professional fees (including legal, audit, and tax).
Under the terms of the Administration Agreement and Investment Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the three months ended March 31, 2023, the Administrator charged $0.0 million for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.
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
For the three months ended March 31, 2023, we incurred no U.S. federal excise tax.

Net Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

For the Three Months Ended March 31, 2023
Net change in unrealized gain (loss) on investments	$(689)
Net change in unrealized gain (loss) on foreign currency forward contracts	(76)
Net change in unrealized gain (loss) on foreign currency translation
Net change in unrealized appreciation (depreciation)	$(765)
For the three months ended March 31, 2023, the fair value of our debt investments decreased due to negative valuation adjustments.
Net Realized Gain (Loss)
The realized gains and losses were comprised of the following (dollar amounts in thousands):

Three Months Ended March 31, 2023
Net realized gain (loss) on investments	$11
Net realized gain (loss) on foreign currency forward contracts	(1,908)
Net realized gain (loss) on foreign currency translation	4,090
Net realized gain (loss)	$2,193
For the three months ended March 31, 2023, we generated realized gains of $2.2 million, which was primarily comprised of net realized gains on forward contracts.
Financial Condition, Liquidity, and Capital Resources
Our liquidity and capital resources are generated primarily from the proceeds of capital draw downs of our privately placed capital commitments, cash flows from interest, dividends and fees earned from our investments and principal repayments. The primary uses of our cash are investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, the cost of operations (including paying our Advisor and Administrator or its affiliates), and cash distributions to the holders of our stock.
There were no outstanding borrowings as of March 31, 2023. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.
Cash as of March 31, 2023, taken together with our uncalled capital commitments of $330.2 million, is expected to be sufficient for our investing activities and to conduct our operations.
As of March 31, 2023, we had $43.2 million in cash.  During the three months ended March 31, 2023, we used $168.9 million in cash for operating activities, primarily due to a decrease in investments payable of $142.2 million and investment purchases of $46.8 million, offset by sales and principal repayments of $10.1 million. Cash provided by financing activities was $24.7 million during the period, which was primarily the result of proceeds from the issuance of additional shares.

Equity
Subscriptions and Drawdowns
As of March 31, 2023 we had 21,052,258 shares issued and outstanding with a par value of $0.01 per share.
We have entered into subscription agreements with an investor providing for the private placement of our common shares. Under the terms of the subscription agreements, the investor is required to fund draw downs to purchase our common shares up to the amount of their respective Capital Commitment on an as-needed basis each time our Advisor delivers a capital call notice to such investor.
During the three months ended March 31, 2023, our Advisor delivered the following capital call notices to investors:

Three Months Ended March 31, 2023
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
February 1, 2023	February 9, 2023	2,403,885	$10.23
Dividends
There were no dividends declared on shares of the Company’s common stock during the three months ended.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2023, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $20.0 million.
Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the Investment Advisory Agreement, the Administration Agreement, and the Resource Sharing Agreement.
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
With respect to the quarterly valuation of investments, the Company undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments for which reliable market quotations are not readily available as of the last calendar day of each quarter, which includes, among other procedures, the following:
•The valuation process begins with each investment being preliminarily valued by the Adviser’s valuation team in consultation with the Adviser’s investment professionals responsible for each portfolio investment;
•In addition, independent valuation firms retained by the Company prepare quarter-end valuations of each such investment that was (i) originated or purchased prior to the first calendar day of the quarter and (ii) is not a de minimis investment, as determined by the Adviser. The independent valuation firms provide a final range of values on such investments to the Adviser. The independent valuation firms also provide analyses to support their valuation methodology and calculations;
•The Adviser’s valuation committee with respect to the Company (the “Valuation Committee”) reviews each valuation recommendation to confirm they have been calculated in accordance with the Company’s valuation policy and compares such valuations to the independent valuation firms’ valuation ranges to ensure the Adviser’s valuations are reasonable;
•The Adviser’s Valuation Committee then determines fair value marks for each of the Company’s portfolio investments; and
•The Board and Audit Committee periodically review the valuation process and provide oversight in accordance with the requirements of Rule 2a-5 under the 1940 Act.
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
The fair value hierarchy under ASC Topic 820 prioritizes the inputs to valuation methodology used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these securities. The three levels of the fair value hierarchy are as follows:
•Level 1: Inputs to the valuation methodology that reflect unadjusted quoted prices available in active markets for identical assets or liabilities as of the reporting date.
•Level 2:  Inputs to the valuation methodology other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date.
•Level 3:  Inputs to the valuation methodology are unobservable and significant to overall fair value measurement.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.
The Company’s accounting policy on the fair value of our investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company’s financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations, on the financial statements. The SEC recently adopted new Rule 2a-5 under the 1940 Act. This establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We will comply with the new rule’s valuation requirements on or before the SEC’s compliance date in 2022
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
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
As of March 31, 2023, 100% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Statement of Assets and Liabilities as of March 31, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$6,107	$—	$6,107
Up 200 basis points	$4,071	$—	$4,071
Up 100 basis points	$2,036	$—	$2,036
Down 100 basis points	$(2,036)	$—	$(2,036)
Down 200 basis points	$(4,071)	$—	$(4,071)
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
Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report and determined that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report.
(a)Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II
Item 1.    Legal Proceedings
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies.
Item 1A.    Risk Factors

In addition to the other information set forth in Quarterly Report, you should carefully consider the risk factor described below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Our business is dependent on bank relationships and recent strain on the banking system may adversely impact us.

The financial markets recently have encountered volatility associated with concerns about the banking industry, especially small and regional banks who may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors, some banks have already been impacted, including suffering bank failures, and others may be materially and adversely impacted. Our business is dependent on bank relationships and we are proactively monitoring the financial health of such bank relationships. Continued strain on the banking system may adversely impact our business, financial condition and results of operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not sell any securities during the period covered by this Quarterly Report that were not registered under the Securities Act
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OHA SENIOR PRIVATE LENDING FUND (U) LLC

Date: May 10, 2023	/s/ Eric Muller
Eric Muller
Chief Executive Officer

Date: May 10, 2023	/s/ Gerard Waldt
Gerard Waldt
Chief Financial Officer