Form 10-Q
period 2023-06-30
OHA Senior Private Lending Fund (U) LLC
filed 2023-08-09
CIK 1955010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
Form 10-Q
____________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
As of June 30, 2023, there was no established public market for the registrant’s common shares of beneficial interest. There were 22,266,039 shares of the registrant’s common shares outstanding as of August 9, 2023.

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

OHA Senior Private Lending Fund (U) LLC
Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments (cost of $201,376 and $149,464 at June 30, 2023 and December 31, 2022, respectively)	$202,055	$149,586
Cash and cash equivalents	33,046	187,398
Interest receivable	734	—
Deferred offering costs	174	382
Unrealized appreciation on foreign currency forward contracts	23	686
Receivable for investments sold	28	—
Total assets	$236,060	$338,052

LIABILITIES
Payable for investments purchased	$—	$149,464
Collateral payable on forward currency exchange contracts	2,260	—
Management fees payable	354	33
Income incentive fee	1,087	—
Board of Managers fee payable	11	33
Accrued expenses and other liabilities	705	757
Total liabilities	4,417	150,287

Commitments and contingencies (Note 7)

NET ASSETS
Common shares, $0.01 par value (22,266,039 and 18,648,373 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	223	186
Additional paid in capital	223,328	186,232
Distributable earnings (loss)	8,092	1,347
Total net assets	231,643	187,765
Total liabilities and net assets	$236,060	$338,052
Net asset value per share	$10.40	$10.07
See accompanying notes to the financial statements.

OHA Senior Private Lending Fund (U) LLC
Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$5,895	$10,031
Other income	334	851
Total investment income	6,229	10,882

Expenses:
Management fees	354	683
Income incentive fee	644	1,087
Professional fees	161	554
Board of Managers fees	52	105
Administrative service expenses	101	201
Other general & administrative	428	437
Amortization of deferred offering costs	104	208
Total expenses	1,844	3,275
Net investment income	4,385	7,607

Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	1,246	557
Foreign currency forward contracts	(587)	(663)
Net unrealized appreciation (depreciation)	659	(106)
Realized gain (loss):
Non-controlled/non-affiliated investments	70	81
Foreign currency transactions	2,214	306
Foreign currency forward contracts	(2,011)	2,079
Net realized gain (loss)	273	2,466
Net realized and unrealized gain (loss)	932	2,360
Net increase (decrease) in net assets resulting from operations	$5,317	$9,967

Net investment income per common share	$0.21	$0.37
Increase in net assets resulting from operations per common share	$0.25	$0.48
Weighted average common shares outstanding	21,118,949	20,567,824
See accompanying notes to the financial statements.

OHA Senior Private Lending Fund (U) LLC
Schedule of Investments
June 30, 2023
(in thousands)
(Unaudited)

Investments-non-controlled/non- affiliated(1)	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt
Aerospace and Defense
Mantech International CP (4) (5)	S + 5.75%	10.80%	9/14/2029	$3,581	$3,512	$3,473	1.50%
Mantech International CP (4) (5) (6)	S + 5.75%	10.80%	9/14/2029	879	(16)	(27)	(0.01)
Mantech International CP (4) (5) (6)	S + 5.75%	13.00%	9/14/2028	444	(8)	(13)	(0.01)
Sequa Corporation (4) (5) (6)	S + 7.00%	12.16%	11/15/2027	1,268	(58)	—	—
Sequa Corporation (4) (5)	S + 7.00%	12.16%	11/23/2028	13,664	13,015	13,664	5.90
					16,445	17,097	7.38

Broadcasting and Entertainment
Global Music Rights (4) (5) (6)	L + 5.50%	11.04%	8/27/2027	286	(3)	—	—
Global Music Rights (4) (5)	L + 5.50%	10.91%	8/28/2028	3,166	3,129	3,166	1.37
					3,126	3,166	1.37

Chemicals, Plastics and Rubber
Meridian Adhesives Group, Inc. (4) (5)	S + 7.00%	12.10%	9/3/2029	13,136	12,636	12,742	5.50
Meridian Adhesives Group, Inc. (4) (5) (6)	S + 7.00%	12.10%	9/3/2029	1,794	1,090	1,105	0.48
					13,726	13,847	5.98

Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc. (4) (5)	S + 6.25%	11.64%	6/23/2028	1,325	1,301	1,309	0.56
Marcone Yellowstone Buyer, Inc. (4) (5)	S + 6.25%	11.64%	6/23/2028	676	657	661	0.29
Marcone Yellowstone Buyer, Inc. (4) (5) (6)	S + 6.50%	11.89%	6/23/2028	3,217	3,127	3,145	1.36
Marcone Yellowstone Buyer, Inc. (4) (5)	L + 6.25%	11.64%	6/23/2028	465	(9)	(6)	—
Marcone Yellowstone Buyer, Inc. (4) (5)	S + 6.25%	11.62%	6/23/2028	6,905	6,711	6,750	2.91
Marcone Yellowstone Buyer, Inc. (4) (5)	S + 6.50%	11.89%	6/23/2028	2,294	2,230	2,242	0.97
					14,017	14,101	6.09

Finance
Beacon Pointe Advisors, LLC (4) (5)	S + 5.25%	10.85%	12/20/2028	5,989	5,932	5,809	2.51
Beacon Pointe Advisors, LLC (4) (5)	S + 5.25%	10.85%	12/20/2028	2,349	2,326	2,278	0.98
Beacon Pointe Advisors, LLC (4) (5) (6)	S + 5.25%	10.85%	12/29/2027	627	(5)	(19)	(0.01)
Spectrum Automotive Holdings, Corp. (4) (5) (6)	L + 5.75%	11.25%	6/29/2027	305	(8)	(9)	—
Spectrum Automotive Holdings, Corp. (4) (5)	L + 5.75%	11.25%	6/29/2028	8,147	7,918	7,903	3.41
Spectrum Automotive Holdings, Corp. (4) (5) (6)	L + 5.75%	11.29%	6/29/2028	2,242	1,805	1,800	0.78
					17,968	17,762	7.67

Healthcare, Education and Childcare
Gateway US Holdings, Inc (4) (5)	S + 6.50%	11.89%	9/22/2026	3,243	3,171	3,122	1.35
Gateway US Holdings, Inc (4) (5) (6)	S + 6.50%	11.89%	9/22/2026	131	(3)	(5)	—
Gateway US Holdings, Inc (4) (5) (6)	S + 6.50%	11.89%	9/22/2026	169	138	135	0.06
Gateway US Holdings, Inc (4) (5)	S + 6.50%	11.89%	9/22/2026	745	725	717	0.31
Touchstone Acquisition, Inc. (4) (5)	L + 6.00%	11.20%	12/29/2028	10,448	10,202	10,187	4.40
					14,233	14,156	6.12

High Tech
AxiomSL Group, Inc. (4) (5) (6)	S + 5.75%	10.97%	12/3/2027		$290	$(18)	$(3)	—%
AxiomSL Group, Inc. (4) (5)	S + 5.75%	10.90%	12/3/2027		4,404	4,119	4,360	1.88
AxiomSL Group, Inc. (4) (5) (6)	S + 5.75%	10.97%	12/3/2025		316	(19)	(3)	—
Eagan Sub, Inc. (4) (5) (8)	S + 7.00%	12.24%	6/1/2030		14,500	14,285	14,283	6.17
Eagan Sub, Inc. (4) (5) (6) (8)	S + 7.00%	12.24%	6/1/2029		2,900	(43)	(44)	(0.02)
Kaseya, Inc. (4) (5)	S + 5.75%	8.85%	6/25/2029		2,502	2,454	2,439	1.05
Kaseya, Inc. (4) (5) (6)	S + 5.75%	8.86%	6/25/2029		154	7	6	—
Kaseya, Inc. (4) (5) (6)	S + 5.75%	8.86%	6/25/2029		154	36	35	0.02
						20,821	21,073	9.10

Insurance
Galway Borrower, LLC (4) (5) (6)	L + 5.25%	10.59%	9/30/2027		908	(29)	(36)	(0.02)
Galway Borrower, LLC (4) (5) (6)	L + 5.25%	10.59%	9/29/2028		132	(4)	(5)	—
Galway Borrower, LLC (4) (5)	L + 5.25%	10.59%	9/29/2028		13,729	13,278	13,180	5.69
Peter C. Foy & Associates Insurance Services, LLC (4) (5)	L + 6.00%	11.22%	11/1/2028		6,585	6,461	6,453	2.78
Peter C. Foy & Associates Insurance Services, LLC (4) (5)	L + 6.00%	11.22%	11/1/2028		1,812	1,778	1,776	0.77
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (6)	L + 6.00%	11.22%	11/1/2027		310	(6)	(6)	—
RSC Acquisition, Inc. (4) (5) (7)	L + 5.50%	10.55%	10/30/2026		7,044	6,917	6,762	2.92
THG Acquisition, LLC (4) (5) (6)	L + 5.50%	10.70%	12/2/2026		5,992	4,062	4,053	1.75
THG Acquisition, LLC (4) (5) (6)	L + 5.75%	10.95%	12/2/2025		481	99	102	0.04
						32,556	32,279	13.93

Media: Diversified & Production
Circana Group, L.P. (4) (5)	S + 5.75%	10.95%	12/1/2028		7,078	6,878	6,901	2.98
Circana Group, L.P. (4) (5) (6)	S + 5.75%	10.89%	12/1/2027		488	25	27	0.01
						6,903	6,928	2.99

Retail Stores
New Look Vision Group, Inc. (4) (5) (8)	L + 5.50%	10.88%	5/26/2028	CAD	6,142	4,264	4,352	1.88
New Look Vision Group, Inc. (4) (5) (6) (8)	L + 5.50%	10.88%	5/26/2026	CAD	850	503	529	0.23
New Look Vision Group, Inc. (4) (5) (8)	L + 5.50%	10.88%	5/26/2028	CAD	422	293	299	0.13
New Look Vision Group, Inc. (4) (5)	L + 5.50%	10.89%	5/26/2028		1,307	1,238	1,225	0.53
New Look Vision Group, Inc. (4) (5) (6)	L + 5.50%	10.89%	5/26/2028		872	99	89	0.04
New Look Vision Group, Inc. (4) (5) (8)	L + 5.50%	10.88%	5/26/2028	CAD	810	562	573	0.25
						6,959	7,067	3.06

Services: Business
GC Waves Holdings, Inc. (4) (5)	S + 5.50%	10.70%	8/13/2026		7,065	6,874	6,853	2.96
Geosyntec Consultants (4) (5)	S + 5.25%	10.35%	5/18/2029		468	459	459	0.20
Geosyntec Consultants (4) (5) (6)	S + 5.25%	10.35%	5/18/2029		198	93	93	0.04
Geosyntec Consultants (4) (5) (6)	S + 2.25%	10.35%	5/18/2027		73	4	3	—
GI Apple Midco LLC (4) (5) (6)	S + 6.75%	11.85%	4/19/2029		1,133	302	301	0.13
GI Apple Midco LLC (4) (5)	S + 6.75%	11.85%	4/19/2030		7,448	7,301	7,299	3.15
GI Apple Midco LLC (4) (5) (6)	S + 6.75%	11.85%	4/19/2030		1,619	(8)	(32)	(0.01)
PT Intermediate Holdings III, LLC (4) (5)	S + 5.98%	11.37%	11/1/2028		2,636	2,586	2,556	1.10
PT Intermediate Holdings III, LLC (4) (5)	S + 5.98%	11.37%	11/1/2028		8,670	8,507	8,410	3.63
PT Intermediate Holdings III, LLC (4) (5) (6)	S + 6.50%	11.74%	11/1/2028		404	(3)	(6)	—

PT Intermediate Holdings III, LLC (4) (5)	S + 6.50%	11.74%	11/1/2028	$806	$794	$793	0.34%
					26,909	26,729	11.54

Services: Consumer
Crash Champions, LLC (4) (5)	S + 7.00%	12.10%	8/31/2025	8,189	7,982	8,067	3.48
Crash Champions, LLC (4) (5)	S + 7.00%	12.10%	8/1/2029	1,833	1,781	1,806	0.78
Crash Champions, LLC (4) (5) (6)	S + 7.00%	12.10%	8/1/2028	632	(32)	(25)	(0.01)
Crash Champions, LLC (4) (5)	S + 6.25%	12.10%	8/1/2029	4,296	4,173	4,231	1.83
					13,904	14,079	6.08

Construction & Building
Groundworks, LLC (4) (5)	S + 6.50%	11.65%	3/14/2030	10,022	9,827	9,821	4.24
Groundworks, LLC (4) (5) (6)	S + 6.50%	11.80%	3/14/2030	1,829	(9)	(36)	(0.02)
Groundworks, LLC (4) (5) (6)	S + 6.50%	11.80%	3/14/2029	585	(11)	(12)	—
					9,807	9,773	4.22

Containers, Packaging and Glass
PPC Flexible Packaging (4) (5) (7)	S + 6.75%	12.14%	9/30/2028	4,080	4,002	3,998	1.73
					4,002	3,998	1.73

Total First Lien Debt					$201,376	$202,055	87.25%

Total Investments—non-controlled/non-affiliated					$201,376	$202,055	87.25%

Total Portfolio Investments					$201,376	$202,055	87.25%
(1)Unless otherwise indicated, issuers of debt investments held by the Company (which such term “Company” shall include the Company’s subsidiaries for purposes of this Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR ("L") or SOFR including SOFR adjustment if any, ("S"), CDOR ("C"), which generally resets periodically. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of June 30, 2023, rates for the 3 month and 1 month L are 5.55% and 5.22%, respectively. As of June 30, 2023, rates for the 3 month and 1 month S were 5.27% and 5.14%, respectively. As of June 30, 2023, the rate for the 3 month C is 5.40%.
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

Investments—non- controlled/non- affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
AxiomSL Group, Inc.	Revolver	12/03/2025	$316	$(3)
AxiomSL Group, Inc.	2021 First Amendment Incremental Delayed Draw Term Loan	12/03/2027	290	(3)
Beacon Pointe Advisors, LLC	2021 Revolver	12/29/2027	627	(19)
Circana Group, L.P.	Revolver	12/01/2027	449	(11)
Crash Champions, LLC	2022 Revolver	08/01/2028	632	(25)
Eagan Sub, Inc.	2023 Revolver	06/01/2029	2,900	(44)
Galway Borrower, LLC	Revolver	09/30/2027	908	(36)
Galway Borrower, LLC	Delayed Draw Term Loan	09/29/2028	132	(5)
Gateway US Holdings, Inc	Delayed Draw Term Loan	09/22/2026	28	(1)
Gateway US Holdings, Inc	Revolver	09/22/2026	131	(5)
Geosyntec Consultants	Revolver	05/18/2027	68	(1)
Geosyntec Consultants	Delayed Draw Term Loan	05/18/2029	101	(2)
GI Apple Midco LLC	Delayed Draw Term Loan	04/19/2030	1,618	(32)
GI Apple Midco LLC	Revolver	04/19/2029	810	(16)
Global Music Rights	Revolver	08/27/2027	286	—
Groundworks, LLC	2023 Revolver	03/14/2029	585	(12)
Groundworks, LLC	2023 Delayed Draw Term Loan	03/14/2030	1,828	(37)
Kaseya, Inc.	2022 Revolver	06/25/2029	115	(3)
Kaseya, Inc.	2022 Delayed Draw Term Loan	06/25/2029	144	(4)
Mantech International CP	Revolver A	09/14/2028	444	(13)
Mantech International CP	Delayed Draw Term Loan	09/14/2029	879	(26)
Marcone Yellowstone Buyer, Inc.	2022 Incremental Delayed Draw Term Loan	06/23/2028	465	(6)
Meridian Adhesives Group, Inc.	2022 1st Lien Delayed Draw Term Loan	09/03/2029	636	(19)
New Look Vision Group, Inc.	CAD Revolver	05/26/2026	89	(26)
New Look Vision Group, Inc.	USD Delayed Draw Term Loan	05/26/2028	728	(45)
Peter C. Foy & Associates Insurance Services, LLC	2021 1st Lien Revolver	11/01/2027	310	(6)
PT Intermediate Holdings III, LLC	2023 Incremental Delayed Draw Term Loan	11/01/2028	404	(6)
Sequa Corporation	2022 Revolver	11/15/2027	1,268	—
Spectrum Automotive Holdings, Corp.	2021 Revolver	06/29/2027	305	(9)
Spectrum Automotive Holdings, Corp.	2021 Delayed Draw Term Loan 1A	06/29/2028	375	(11)
THG Acquisition, LLC	2021 Delayed Draw Term Loan	12/02/2026	1,818	(36)
THG Acquisition, LLC	2019 Revolver	12/02/2025	374	(4)
Total			$20,063	$(466)
(7)Position or portion thereof unsettled as of June 30, 2023.
(8)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2023, non-qualifying assets totaled 8.47% of the Company’s total assets.
(9)As of June 30, 2023, the estimated net unrealized gain for federal tax purposes was $0.6 million based on a tax basis of $201.4 million. As of June 30, 2023, the estimated aggregate gross unrealized loss for federal income tax purposes was $0.9 million and the estimated aggregate gross unrealized gain for federal income tax purposes was $1.5 million.

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
State Street Bank & Trust Company	Euro 211,287	U.S. Dollar 232,256	9/21/2023	$22
State Street Bank & Trust Company	U.S. Dollar 6,203	Canadian Dollar 8,200	9/29/2023	1
				$23
See accompanying notes to the financial statements.

OHA Senior Private Lending Fund (U) LLC
Schedule of Investments
December 31, 2022
(in thousands)

Investments-non-controlled/non- affiliated(1)	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt
Aerospace and Defense
Mantech International CP(5)(6)(7)(8)	S + 5.75%	9.58%	9/14/2029	$879	$(18)	$(18)	(0.01)%
Mantech International CP(5)(7)(8)	S + 5.75%	9.58%	9/14/2029	3,599	3,527	3,527	1.88
Mantech International CP(5)(6)(7)(8)	S + 5.75%	9.58%	9/14/2028	444	10	10	0.01

					3,519	3,519	1.88

Broadcasting and Entertainment
Global Music Rights(5)(7)(8)	L + 5.50%	10.23%	8/27/2028	3,182	3,142	3,142	1.67
Global Music Rights(5)(6)(7)(8)	L + 5.50%	10.23%	8/27/2027	286	(3)	(3)	—

					3,139	3,139	1.67

Chemicals, Plastics and Rubber
Meridian Adhesives Group, Inc.(5)(6)(7)(8)	S + 7.00%	11.54%	9/3/2029	1,800	1,092	1,092	0.58
Meridian Adhesives Group, Inc.(5)(7)(8)	S + 7.00%	11.54%	9/3/2029	13,202	12,674	12,674	6.75

					13,766	13,766	7.33

Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc. (5)(7)(8)	S + 6.25%	10.98%	6/23/2028	2,306	2,237	2,237	1.19
Marcone Yellowstone Buyer, Inc. (5)(7)(8)	L + 6.25%	10.98%	6/23/2028	6,941	6,732	6,732	3.59
Marcone Yellowstone Buyer, Inc. (5)(7)(8)	L + 6.25%	10.90%	6/23/2028	3,242	3,145	3,145	1.67
Marcone Yellowstone Buyer, Inc. (5)(7)(8)	S + 6.50%	11.04%	6/23/2028	1,335	1,309	1,309	0.70
Marcone Yellowstone Buyer, Inc. (5)(6)(7)(8)	S + 6.50%	10.98%	6/23/2028	465	(9)	(9)	0.00
Marcone Yellowstone Buyer, Inc. (5)(7)(8)	L + 6.25%	10.90%	6/23/2028	680	659	659	0.35

					14,073	14,073	7.50

Finance
Beacon Pointe Advisors, LLC(5)(6)(7)(8)	S + 5.25%	—	12/20/2026	627	(6)	(6)	—
Beacon Pointe Advisors, LLC(5)(6)(7)(8)	S + 5.25%	9.57%	12/20/2028	3,131	1,424	1,424	0.76
Beacon Pointe Advisors, LLC(5)(7)(8)	S + 5.25%	9.38%	12/20/2028	6,019	5,959	5,959	3.17
Spectrum Automotive Holdings, Corp.(5)(6)(7)(8)	L + 5.75%	10.48%	6/29/2028	2,276	1,544	1,544	0.82
Spectrum Automotive Holdings, Corp.(5)(7)(8)	L + 5.75%	10.48%	6/29/2028	8,189	7,943	7,943	4.23
Spectrum Automotive Holdings, Corp.(5)(6)(7)(8)	L + 5.75%	10.48%	6/29/2027	305	(9)	(9)	—

					16,855	16,855	8.98

Healthcare, Education and Childcare
Gateway US Holdings, Inc.(5)(7)(8)	S + 6.50%	11.23%	9/22/2024	3,243	3,146	3,146	1.68
Gateway US Holdings, Inc.(5)(6)(7)(8)	S + 6.50%	11.23%	9/22/2024	169	137	137	0.07

Gateway US Holdings, Inc.(5)(6)(7)(8)	S + 6.50%	11.23%	9/22/2024		$131	$68	$68	0.04%
Touchstone Acquisition, Inc.(5)(7)(8)	L + 6.00%	10.55%	12/29/2028		10,501	10,238	10,238	5.45

						13,589	13,589	7.24

High Tech
AxiomSL Group, Inc.(5)(7)(8)	L + 5.75%	10.13%	12/3/2027		4,426	4,116	4,249	2.26
AxiomSL Group, Inc.(5)(6)(7)(8)	L + 5.75%	10.13%	12/3/2027		290	(20)	(11)	(0.01)
AxiomSL Group, Inc.(5)(6)(7)(8)	L + 5.75%	10.13%	12/3/2025		316	(22)	(13)	(0.01)
Kaseya, Inc.(5)(7)(8)	S + 5.75%	10.13%	6/25/2029		2,502	2,452	2,427	1.29
Kaseya, Inc.(5)(6)(7)(8)	S + 5.75%	10.13%	6/25/2029		154	(3)	(4)	—
Kaseya, Inc.(5)(6)(7)(8)	S + 5.75%	10.33%	6/25/2029		154	(3)	(5)	—

						6,520	6,643	3.53

Insurance
Galway Borrower, LLC(5)(7)(8)	L + 5.25%	9.98%	9/29/2028		13,799	13,316	13,316	7.09
Galway Borrower, LLC(5)(6)(7)(8)	L + 5.25%	8.99%	9/29/2028		132	(5)	(5)	—
Galway Borrower, LLC(5)(6)(7)(8)	L + 5.25%	—	9/30/2027		908	(32)	(32)	(0.02)
Peter C. Foy & Associates Insurance Services, LLC(5)(7)(8)	L + 6.00%	11.21%	11/1/2028		6,619	6,486	6,486	3.45
Peter C. Foy & Associates Insurance Services, LLC(5)(7)(8)	L + 6.00%	11.21%	11/1/2028		1,821	1,785	1,785	0.95
Peter C. Foy & Associates Insurance Services, LLC(5)(6)(7)(8)	L + 6.00%	11.21%	11/1/2027		310	(6)	(6)	—
RSC Acquisition, Inc.(5)(7)(8)	L + 5.50%	10.23%	10/30/2026		7,082	6,940	6,940	3.70
THG Acquisition, LLC(5)(7)(8)	L + 5.50%	9.88%	12/2/2026		6,011	3,376	3,376	1.80
THG Acquisition, LLC(5)(6)(7)(8)	L + 5.75%	10.12%	12/2/2025		481	(10)	(10)	(0.01)

						31,850	31,850	16.96

Media: Diversified & Production
The NPD Group, Inc.(5)(6)(7)(8)	L + 5.75%	10.32%	12/1/2027		488	44	44	0.02
The NPD Group, Inc.(5)(7)(8)	L + 5.75%	10.32%	12/1/2028		7,114	6,900	6,900	3.67

						6,944	6,944	3.69

Retail Stores
New Look Vision Group, Inc.(4)(5)(7)(8)	L + 5.50%	10.38%	5/26/2028	CAD	1,656	244	244	0.13
New Look Vision Group, Inc.(4)(5)(6)(7)(8)	L + 5.50%	10.38%	5/26/2026	CAD	850	393	392	0.21
New Look Vision Group, Inc.(4)(5)(7)(8)	L + 5.50%	10.38%	5/26/2028	CAD	6,173	4,271	4,271	2.27
New Look Vision Group, Inc.(4)(5)(6)(7)(8)	L + 5.50%	10.23%	5/26/2028		872	97	97	0.05
New Look Vision Group, Inc.(4)(5)(7)(8)	L + 5.50%	10.38%	5/26/2028	CAD	814	563	563	0.30
New Look Vision Group, Inc.(4)(5)(7)(8)	L + 5.50%	10.23%	5/26/2028		1,313	1,241	1,241	0.66

						6,809	6,808	3.62

Services: Business
GC Waves Holdings, Inc.(5)(6)(7)(8)	L + 5.50%	9.88%	8/13/2026		7,118	6,905	6,905	3.68
Geosyntec Consultants (5)(6)(7)(8)	S + 5.25%	—	5/18/2029		198	(4)	(4)	—
Geosyntec Consultants(5)(6)(7)(8)	S + 5.25%	—	5/18/2027		73	(2)	(2)	—
Geosyntec Consultants(5)(7)(8)	S + 5.25%	9.57%	5/18/2029		471	461	461	0.25
PT Intermediate Holdings III, LLC(5)(6)(7)(8)	L + 5.50%	10.23%	11/1/2028		2,649	2,596	2,596	1.38

PT Intermediate Holdings III, LLC(5)(7)(8)	L + 5.50%	10.23%	11/1/2028	$8,714	$8,540	$8,540	4.55%

					18,496	18,496	9.86

Services: Consumer
Crash Champions, LLC(5)(7)(8)	S + 7.00%	11.55%	8/1/2029	8,210	7,964	7,964	4.25
Crash Champions, LLC(5)(6)(7)(8)	S + 6.25%	10.79%	8/1/2028	632	(35)	(35)	(0.02)
Crash Champions, LLC(5)(7)(8)	S + 7.00%	11.55%	8/1/2029	1,843	1,787	1,787	0.95
Crash Champions, LLC(5)(7)(8)	S + 6.25%	11.55%	8/1/2029	4,317	4,188	4,188	2.23

					13,904	13,904	7.41

Total First Lien Debt					$149,464	$149,586	79.67%

Total Investments—non-controlled/non-affiliated					$149,464	$149,586	79.67%

Total Portfolio Investments					$149,464	$149,586	79.67%
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

Investments—non- controlled/non- affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
AxiomSL Group, Inc	Revolver	12/03/2025	$316	$(13)
AxiomSL Group, Inc	Delayed Draw Term Loan	12/03/2027	290	(12)
Beacon Pointe Advisors, LLC	Revolver	12/20/2026	627	(6)
Beacon Pointe Advisors, LLC	Delayed Draw Term Loan	12/20/2028	1,675	1,425
Crash Champions, LLC	Revolver	08/01/2028	632	(35)
Galway Borrower LLC	Revolver	09/30/2027	908	(32)
Galway Borrower LLC	Delayed Draw Term Loan	09/29/2028	132	(5)
Gateway US Holdings, Inc	Revolver	09/22/2024	59	68
Gateway US Holdings, Inc	Delayed Draw Term Loan	09/22/2024	27	137
Geosyntec Consultants	Delayed Draw Term Loan	05/18/2029	198	(4)
Geosyntec Consultants	Revolver	05/18/2027	73	(1)
Global Music Rights	Revolver	08/27/2027	286	(4)
Kaseya Inc.	Revolver	06/25/2029	153	(5)
Kaseya Inc.	Delayed Draw Term Loan	06/25/2029	153	(5)
Mantech International CP	Delayed Draw Term Loan	09/14/2029	879	(18)
Mantech International CP	Revolver	09/14/2028	425	10
Marcone Yellowstone Buyer Inc	Delayed Draw Term Loan	06/23/2028	465	(9)
Meridian Adhesives Group Inc	Delayed Draw Term Loan	09/03/2029	636	1,092
New Look Vision Group Inc	Revolver	05/26/2026	196	397
New Look Vision Group Inc	Delayed Draw Term Loan	05/26/2028	728	97
New Look Vision Group Inc	Delayed Draw Term Loan	05/26/2028	902	253
Peter C. Foy & Associates Insurance Services, LLC	Revolver	11/01/2027	310	(6)
Spectrum Automotive Holdings Corp	Delayed Draw Term Loan	06/29/2028	664	1,544
Spectrum Automotive Holdings Corp	Revolver	06/29/2027	305	(9)
The NPD Group, Inc.	Revolver	12/01/2027	430	44
THG Acquisition, LLC	Delayed Draw Term Loan	12/02/2026	2,515	3,376
THG Acquisition, LLC	Revolver	12/02/2025	481	(10)
Total			$14,465	$8,269
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

OHA Senior Private Lending Fund (U) LLC
Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Operations:
Net investment income	$4,385	$7,607
Net realized gain (loss)	273	2,466
Net change in unrealized appreciation (depreciation)	659	(106)
Net increase (decrease) in net assets resulting from operations	5,317	9,967

Share transactions:
Common shares issued	12,392	37,133
Distributions to common shareholders	(3,222)	(3,222)
Net increase (decrease) from share transactions	9,170	33,911
Total increase (decrease) in net assets	14,487	43,878
Net Assets, beginning of period	217,156	187,765
Net Assets, end of period	$231,643	$231,643
See accompanying notes to the financial statements.

OHA Senior Private Lending Fund (U) LLC
Statement of Cash Flows
(in thousands)
(Unaudited)

For the Six Months Ended June 30, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$9,967
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(557)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	663
Net realized (gain) loss on investments	(81)
Net accretion of discount and amortization of premium	(428)
Amortization of deferred offering costs	208
Purchases of investments	(63,041)
Proceeds from sale of investments and principal repayments	11,638
Increase (decrease) in assets and liabilities:
Interest receivable	(734)
Receivable for investments sold	(28)
Payable for investments purchased	(149,464)
Collateral payable on forward currency exchange contracts	2,260
Management fee payable	321
Income incentive fee	1,087
Board of Managers fee payable	(22)
Accrued expenses and other liabilities	(52)
Net cash provided by (used in) operating activities	(188,263)

Cash flows from financing activities:
Proceeds from issuance of common shares	37,133
Dividend distributions paid in cash	(3,222)
Net cash provided by (used in) financing activities	33,911
Net increase (decrease) in cash and cash equivalents	(154,352)
Cash and cash equivalents, beginning of period	187,398
Cash and cash equivalents, end of period	$33,046

Supplemental disclosure of cash flow information:
Distributions declared during the period	$3,222
See accompanying notes to the financial statements.

Notes to the Financial Statements
(in thousands, except per share amounts)
(Unaudited)
Note 1. Organization
OHA Senior Private Lending Fund (U) LLC (the “Company” or “SPLF (U)”), was formed on June 27, 2022. OHA Private Credit Advisors II, L.P. (the “Adviser”) is the investment adviser of the Company. The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940. The Company is a closed-end investment company that has filed an election to be regulated as a business development company (“BDC”) under the 1940 Act.
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

Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of June 30, 2023, the Company did not hold any cash equivalents.
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
Non-Accrual Loans
Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of June 30, 2023 there were no loans placed on non-accrual status.
Valuation of Portfolio Investments

Pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as the Company’s “valuation designee” to determine the valuation of the Company’s investments. The Adviser shall value the investments owned by the Company in accordance with the Adviser’s valuation policies and procedures, subject at all times to the oversight of the Board. The Adviser values the Company’s investments in accordance with ASC Topic 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC Topic 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of June 30, 2023, the Company had no payables for investments purchased and had $0.0 million of receivables for investments sold. As of December 31, 2022, the Company had $149.5 million of payables for investments purchased and had no receivables for investments sold.
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
Costs associated with the offering of Common Shares of the Company will be capitalized as deferred offering expenses and included as other assets on the Statement of Assets and Liabilities and amortized over a twelve-month period from incurrence. For the three and six months ended June 30, 2023, the Company amortized offering costs of $0.1 million and $0.2 million, respectively.
The Adviser has agreed to incur organizational and start-up costs on behalf of the Company. The Company has agreed to repay the Adviser for initial organization and start-up costs incurred prior to the commencement of our operations up to a maximum of $750 thousand and contingent upon the election to be treated as business development company, pursuant to the provisions of section 54(a) of the 1940 Act, to be subject to the provisions of sections 55 through 65 of the Act.
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
Distributions
Distributions to common shareholders are recorded on the record date. The amount to be distributed, if any, is determined by the Board each quarter, and is generally based upon the earnings estimated by the Adviser. The Company intends to distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, the Company may decide in the future to retain such capital gains for investment, incur a corporate-level tax on such capital gains, and elect to treat such capital gains as deemed distributions to shareholders.

New Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board. The Company has assessed currently issued ASU’s and has determined that they are not applicable.
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
For the three and six months ended June 30, 2023, management fees were $0.4 million and $0.7 million, respectively, of which none were waived. As of June 30, 2023, $0.4 million remained payable related to the base management fee accrued in management fee payable on the statement of assets and liabilities.
Incentive Fee
The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.
Incentive Fee Based on Income
The first part of the incentive fee is based on income, whereby the Company pays the Adviser annually in arrears 12.5% of its Pre-Incentive Fee Net Investment Income Returns (as defined below) for the relevant calendar year subject to a 5.75% annualized hurdle rate (the ‘Hurdle Rate”). “Pre-Incentive Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Advisory Agreement and an administration agreement with our administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding the incentive fee and

Member servicing and/or distribution fees).  Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
For the three and six months ended June 30, 2023, incentive fees were $0.6 million and $1.1 million, respectively, of which none were waived. As of June 30, 2023 and December 31, 2022, $1.1 million and $0.0 million, respectively, remained payable related to the incentive fee accrued in incentive fee payable on the statement of assets and liabilities.
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
For the three and six month ended June 30, 2023, there were $0.0 million and $0.0 million, respectively, in expenses related to the Administrator that were included in administrative service expenses on the statements of operations and the payable included in accrued expenses and other liabilities in the statements of assets and liabilities. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. For the three and six months ended June 30, 2023, the Company incurred expenses related to the sub-administrator of $0.1 million and $0.2 million, respectively, which is included in administrative service expenses on the statements of operations. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023
	Amortized Cost	Fair value	% of Total Investments at Fair Value

First lien debt	$201,376	$202,055	100.0%
Total investments	$201,376	$202,055	100.0%

	December 31, 2022
	Amortized Cost	Fair value	% of Total Investments at Fair Value

First lien debt	$149,464	$149,586	100.0%
Total investments	$149,464	$149,586	100.0%

The industry composition of investments based on fair value as of June 30, 2023 and December 31, 2022 was as follows:

June 30, 2023
Insurance	16.0%
Services: Business	13.1
High Tech	10.4
Finance	8.8
Aerospace & Defense	8.5
Healthcare, Education, and Childcare	7.0
Services: Consumer	7.0
Consumer Goods: Durable	7.0
Chemical, Plastics & Rubber	6.9
Construction & Building	4.8
Retail Stores	3.5
Media: Diversified & Production	3.4
Containers, Packaging & Glass	2.0
Broadcasting and Entertainment	1.6
Total	100.0%

December 31, 2022
Insurance	21.3%
Services: Business	12.4
Finance	11.3
Consumer Goods: Durable	9.4
Services: Consumer	9.3
Chemicals, Plastics, and Rubber	9.2
Healthcare, Education, and Childcare	9.1
Media: Diversified & Production	4.6
Retail Stores	4.5
High Tech	4.4
Aerospace and Defense	2.4
Broadcasting and Entertainment	2.1
Total	100.0%

The geographic composition of investments at cost and fair value as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$195,754	$196,302	97.2%	84.7%
Canada	5,622	5,753	2.8	2.5
Total	$201,376	$202,055	100.0%	87.2%

	December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$143,993	$144,116	96.3%	76.8%
Canada	5,471	5,470	3.7	2.9
Total	$149,464	$149,586	100.0%	79.7%
Note 5. Fair Value of Investments
The following table presents the fair value hierarchy of investments as of June 30, 2023 and December 31, 2022, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	June 30, 2023
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	—	$202,055	$202,055
Total investments	$—	$—	$202,055	$202,055

	December 31, 2022
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$149,586	$149,586
Total investments	$—	$—	$149,586	$149,586

The following table presents change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

Three Months Ended June 30, 2023
First Lien Debt
Fair value, beginning of period	$185,897
Purchases of investments	16,194
Proceeds from principal repayments and sales of investments	(1,558)
Accretion of discount/amortization of premium	206
Net realized gain (loss)	70
Net change in unrealized appreciation (depreciation)	1,246
Transfers into Level 3 (1)	—
Transfers out of Level 3 (1)	—
Fair value, end of period	$202,055
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2023	$1,246
(1)For the three months ended June 30, 2023, there were no transfers into or out of Level 3.

The following table presents change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

Six Months Ended June 30, 2023
First Lien Debt
Fair value, beginning of period	$149,586
Purchases of investments	63,041
Proceeds from principal repayments and sales of investments	(11,638)
Accretion of discount/amortization of premium	428
Net realized gain (loss)	81
Net change in unrealized appreciation (depreciation)	557
Transfers into Level 3 (1)	—
Transfers out of Level 3 (1)	—
Fair value, end of period	$202,055
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2023	$557
(1)For the six months ended June 30, 2023, there were no transfers into or out of Level 3.

Significant Unobservable Inputs
In accordance with ASC Topic 820, the following table provides quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2023 and December 31, 2022.  The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2023
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)
Assets:
First lien debt	$187,816	Discounted cash flow	Comparative Yields	9.4% - 12.3% (10.7%)
First lien debt	14,239	Precedent transaction	Transaction Price	N/A
Total investments	$202,055

	December 31, 2022
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)
Assets:
First lien debt	$149,586	Discounted cash flow	Comparative Yields	9.3% - 11.6% (10.5%)
Total investments	$149,586
(1)Weighted averages are calculated based on fair value of investments.
The Company used the income approach to determine the fair value of certain Level 3 assets as of June 30, 2023 and December 31, 2022. The significant unobservable inputs used in the income approach is the comparative yield and discount rate. The comparative yield and discount rate is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value.
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
The Company may enter into forward currency exchange contracts to reduce the exposure to foreign currency exchange rate fluctuations of the Company and its Shareholders, as described in Note 2. The fair value of derivative contracts open as of June 30, 2023 and December 31, 2022 is included on the consolidated schedules of investments by contract. The Company had collateral payable of $2.3 million for June 30, 2023. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the consolidated statements of assets and liabilities.

During the three and six months ended June 30, 2023, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $230.2 million and $221.4 million, respectively.

The following table presents both gross and net information about derivative instruments eligible for offset in the Statements of Assets and Liabilities.

June 30, 2023
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$23	$—	$23	$(23)	$—
	$23	$—	$23	$(23)	$—

December 31, 2022
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$686	$—	$686	$—	$686
	$686	$—	$686	$—	$686
(1)Amount excludes excess cash collateral paid.
(2)Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.
The effect of transactions in derivative instruments on the Statements of Operations during the three and six months ended June 30, 2023 were as follows:

Three Months Ended June 30, 2023
Net change in unrealized gain (loss) on foreign currency forward contracts	$(587)
Realized gain (loss) on foreign currency forward contracts	(2,011)
Total net realized and unrealized gain (loss) on foreign currency forward contracts	$(2,598)

Six Months Ended June 30, 2023
Net change in unrealized gain (loss) on foreign currency forward contracts	$(663)
Realized gain (loss) on foreign currency forward contracts	2,079
Total net realized and unrealized gain (loss) on foreign currency forward contracts	$1,416

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

The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As June 30, 2023, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $20.1 million. As December 31, 2022, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $14.5 million.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2023, management is not aware of any pending or threatened material litigation.
Investor Commitments
As of June 30, 2023, the Company had $545.6 million in total capital commitments from investors, $322.0 million of which was undrawn.
Note 8.  Net Assets
Subscriptions and Drawdowns
As of June 30, 2023, the Company had 22,266,039 shares issued and outstanding with a par value of $0.01 per share. The Company has entered into subscription agreements with investors providing for the private placement of the Company’s common shares. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase the Company’s common shares up to the amount of their respective capital commitment on an as-needed basis each time the Adviser delivers a drawdown notice to such investors.
The following table summarizes total common shares issued and proceeds related to capital activity during the six months ended June 30, 2023.

	Shares Issued	Proceeds
February 2, 2023	2,403,885	$24,741
June 16, 2023	1,213,781	12,392
Total	3,617,666	$37,133

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2023.

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
June 2, 2023	June 6, 2023	June 8, 2023	$0.15	$3,222
Total distributions declared			$0.15	$3,222

Note 9. Financial Highlights
The following are financial highlights for a common share outstanding for the six months ended June 30, 2023:

For the Six Months Ended June 30, 2023
Per share data:(1)
Net asset value, beginning of period	$10.07
Net investment income (loss)	0.37
Net realized and unrealized gains (losses) (2)	0.11
Net increase (decrease) in net assets resulting from operations	0.48
Shareholder distributions from income (3)	(0.15)
Net asset value, end of period	$10.40

Total Return (4)	3.28%

Ratios and supplemental data:
Net assets, end of period	$231,643

Portfolio turnover rate(5)	6.45%
Ratio of gross expenses to average net assets(6)	3.08%
Net investment income (loss) to average net assets(6)	7.15%

(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)The amount shown for a share outstanding may not correspond with the aggregate realized and unrealized gain (loss) on investments for the period due to the timing of capital share transactions of fund shares in relation to fluctuating market values of investments of the Company.
(3)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions.
(4)Total return based on net asset value (not annualized) calculated as the change in net asset value per share during the respective periods, assuming distributions, if any, are reinvested on the effects of the performance of the Company during the period.
(5)Portfolio turnover rate is calculated using the lesser of year-to-date sales and year-to-date purchases over the average of the investments assets at fair value for the years reported.
(6)Annualized.

Note 10. Subsequent Events
The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2023.

On August 8, 2023, the Company's Board declared a dividend of $0.20 per share, all of which is payable on September 15, 2023 to shareholders of record as of August 31, 2023.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in thousands, except per share amounts)
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
The Company is a Delaware limited liability company formed June 27, 2022.  We are an externally managed, closed-end, diversified management investment company that elected to be regulated as a business development company under the 1940 Act. OHA Private Credit Advisors II, L.P. (the “Adviser”) is the investment adviser of the Company. In addition, for U.S. federal income tax purposes, we elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, beginning with our fiscal year (or period) ending December 31, 2022. We were formed to make investments and generate returns in the form of current income and long-term capital appreciation.
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

Expenses
Our primary operating expenses include the payment of fees to the Adviser under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below.
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
OHA has agreed to pay any organizational expenses of the Company (excluding any expenses incurred in connection with a subscription facility) in excess of $750 and has agreed to pay any annual operating expenses of the Company (excluding (i) third-party legal expenses incurred in connection with investments and the ordinary course operation of the Company and (ii) the management fee and incentive fees paid to the Adviser) that would cause such operating expenses to exceed 0.40% per annum of the Company’s average net assets in respect of the relevant year.

Portfolio and Investment Activity
As of June 30, 2023, based on fair value, our portfolio consisted of 100.0% first lien senior secured debt investments.
As of June 30, 2023, our weighted average total yield of the portfolio at fair value and amortized cost was 12.7% and12.7%, respectively.
As of June 30, 2023, we had investments in 25 portfolio companies with an aggregate fair value of $202.1 million.
Our investment activity for the period ended June 30, 2023 is presented below (information presented herein is at amortized cost unless otherwise indicated):

For the Six Months Ended June 30, 2023

Total investments, beginning of period	$149,464
New investments purchased	63,041
Net accretion of discount on investments	428
Net realized gain (loss) on investments	81
Investments sold or repaid	(11,638)
Total investments, end of period	$201,376
The following table presents certain selected information regarding our investment portfolio:

As of June 30, 2023
Weighted average yield on debt and income producing investments, at amortized cost(1)	12.7%
Weighted average yield on debt and income producing investments, at fair value(1)	12.7%
Number of portfolio companies	25
Weighted average EBITDA (2)	$202.2
Average loan-to-value (LTV) (3)	43.5%
Percentage of debt investments bearing a floating rate, at fair value	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	—%
(1)Computed as (a) the annual stated interest rate or yield plus the annual accretion of discounts or less the annual amortization of premiums, as applicable, on income producing securities, divided by (b) the total relevant investments at amortized cost or fair value, as applicable. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)Includes all private debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on fair market value of each respective investment. Amounts were derived from the most recently available financial information provided by the portfolio company and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information. Amounts in millions.
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

Our investments consisted of the following:

	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$201,376	$202,055	100.0%
Total investments	$201,376	$202,055	100.0%
As of June 30, 2023 there were no investments on non-accrual status.
The table below describes investments by industry composition based on fair value as of June 30, 2023:

June 30, 2023
Insurance	16.0%
Services: Business	13.1
High Tech	10.4
Finance	8.8
Aerospace & Defense	8.5
Healthcare, Education, and Childcare	7.0
Services: Consumer	7.0
Consumer Goods: Durable	7.0
Chemical, Plastics & Rubber	6.9
Construction & Building	4.8
Retail Stores	3.5
Media: Diversified & Production	3.4
Containers, Packaging & Glass	2.0
Broadcasting and Entertainment	1.6
Total	100.0%
The table below describes investments by geographic composition:

June 30, 2023
United States	97.2%
Canada	2.8
Total	100.0%

Our Adviser has developed a risk rating methodology for a systematic approach to portfolio monitoring. The Adviser assesses the risk profile of each of our debt investments and rates each of them based on the following categories, which we refer to as “Risk Ratings." The Adviser reviews the ratings on a quarterly basis and adjusts any scores as appropriate to align with the below definitions.
Risk Ratings Definitions
•Risk Rating 1 - Investments with a score of 1 contain the lowest amount of risk in our portfolio. Borrower is performing above expectations, and the trends and risk factors are generally favorable.
•Risk Rating 2 - Investments with a score of 2 contain an acceptable level of risk that is similar to the risk at the time of origination or acquisition. Borrower is performing in-line with expectations, and the risk factors are neutral to favorable. Investments are assigned a score of 2 at the time of origination or acquisition.

•Risk Rating 3 - Investments with a score of 3 mean the borrower is performing below expectations and that the loan’s risk has increased somewhat since origination or acquisition.

•Risk Rating 4 - Investments with a score of 4 mean the borrower is performing materially below expectations and indicates that the loan’s risk has increased materially since origination or acquisition. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due (but generally not more than 120 days past due).

•Risk Rating 5 - Investments with a score of 5 mean the borrower is performing substantially below expectations and indicates that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent.

The below table summarizes the Risk Ratings as of June 30, 2023:

	June 30, 2023
	Fair Value	% of Fair Value
Risk Rating 1	$48,402	23.9%
Risk Rating 2	153,098	75.8
Risk Rating 3	555	0.3
Risk Rating 4	—	—
Risk Rating 5	—	—
Total investments	$202,055	100.0%
As of June 30, 2023, the weighted average Risk Rating of our debt investment portfolio was 1.76 and there were no debt investments assigned a Risk Rating of 4 or 5.
Results of Operations
The following table represents the operating results:

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Total investment income	$6,229	$10,882
Net expenses	1,844	3,275
Net investment income (loss)	4,385	7,607
Net unrealized appreciation (depreciation)	659	(106)
Net realized gain (loss)	273	2,466
Net increase (decrease) in net assets resulting from operations	$5,317	$9,967
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income
Investment income, was as follows:

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Interest income	$5,895	$10,031
Other income	334	851
Total investment income	$6,229	$10,882
For the three and six months ended June 30, 2023, total investment income was $6.2 million and $10.9 million, respectively. The size of our investment portfolio at fair value was $202.1 million and our weighted average yield on debt and income producing investments at fair value was 12.7% at June 30, 2023.
Expenses
Expenses were as follows:

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Management fees	$354	$683
Income incentive fee	644	1,087
Professional fees	161	554
Board of Managers fees	52	105
Administrative services expenses	101	201
Amortization of offering costs	104	208
Other general & administrative	428	437
Total expenses	$1,844	$3,275
Management Fees
For the three and six months ended June 30, 2023, management fees were $0.4 million and $0.7 million, respectively. Management fees are payable monthly in arrears at an annual rate of 0.65% of the value of our net assets as of the beginning of the first calendar day of the applicable month.
Income Based Incentive Fees
For the three and six months ended June 30, 2023, income based incentive fees were $0.6 million and $1.1 million, respectively. As of June 30, 2023, $1.1 million remains payable.
Capital Gains Incentive Fees
For the three and six months ended June 30, 2023, the Company did not incur capital gains incentive fees. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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
Total other expenses were $0.8 million for the three months ended June 30, 2023, primarily comprised of $0.2 million of professional fees (including legal, audit, and tax) and $0.4 million of other general and administrative expenses (including insurance, research, and other allocated costs).

Total other expenses were $1.5 million for the six months ended June 30, 2023, primarily comprised of $0.6 million of professional fees (including legal, audit, and tax) and $0.4 million of other general and administrative expenses (including insurance, research, and other allocated costs).
Under the terms of the Administration Agreement and Investment Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the three and six months ended June 30, 2023, the Administrator charged $0.0 million and $0.0 million, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.
Income Taxes, Including Excise Taxes
We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes.
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
For the three and six months ended June 30, 2023, we incurred no U.S. federal excise tax.
Net Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following:

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Net change in unrealized gain (loss) on investments	$1,246	$557
Net change in unrealized gain (loss) on foreign currency forward contracts	(587)	(663)
Net change in unrealized appreciation (depreciation)	$659	$(106)
For the three and six months ended June 30, 2023, the fair value of our debt investments increased due to positive valuation adjustments.

Net Realized Gain (Loss)
The realized gains and losses were comprised of the following:

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Net realized gain (loss) on investments	$70	$81
Net realized gain (loss) on foreign currency transactions	2,214	306
Net realized gain (loss) on foreign currency forward contracts	(2,011)	2,079
Net realized gain (loss)	$273	$2,466
For the three and six months ended June 30, 2023, we generated realized gains of $0.3 million and $2.5 million, respectively, which was primarily comprised of net realized gains on foreign currency transactions and foreign currency forward contracts during these periods, respectively.
Financial Condition, Liquidity, and Capital Resources
Our liquidity and capital resources are generated primarily from the proceeds of capital draw downs of our privately placed capital commitments, cash flows from interest, dividends and fees earned from our investments and principal repayments. The primary uses of our cash are investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, the cost of operations (including paying our Adviser and Administrator or its affiliates), and cash distributions to the holders of our shares.
There were no outstanding borrowings as of June 30, 2023. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.
Cash as of June 30, 2023, taken together with our uncalled capital commitments of $322.0 million, is expected to be sufficient for our investing activities and to conduct our operations.
As of June 30, 2023, we had $33.0 million in cash.  During the six months ended June 30, 2023, we used $188.3 million in cash for operating activities, primarily due to a decrease in investments payable of $149.5 million and investment purchases of $63.0 million, offset by sales and principal repayments of $11.6 million. Cash provided by financing activities was $33.9 million during the period, which was primarily the result of proceeds from the issuance of additional shares.
Equity
Subscriptions and Drawdowns
As of June 30, 2023 we had 22,266,039 shares issued and outstanding with a par value of $0.01 per share.
We have entered into subscription agreements with an investor providing for the private placement of our common shares. Under the terms of the subscription agreements, the investor is required to fund draw downs to purchase our common shares up to the amount of their respective Capital Commitment on an as-needed basis each time our Adviser delivers a capital call notice to such investor.
During the six months ended June 30, 2023, our Adviser delivered the following capital call notices to investors:

For the Six Months Ended June 30, 2023
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in millions)
February 2, 2023	February 9, 2023	2,403,885	$10.23
June 16, 2023	June 26, 2023	1,213,781	$10.21

Distributions
The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
June 2, 2023	June 6, 2023	June 8, 2023	$0.15	$3,222
Total distributions declared			$0.15	$3,222

Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2023, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $20.1 million.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At June 30, 2023, management is not aware of any pending or threatened litigation.
Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the Investment Advisory Agreement, the Administration Agreement, and the Resource Sharing Agreement.
In addition to the aforementioned agreements, we rely on exemptive relief that has been granted to us, our Adviser, and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.
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
The Company’s accounting policy on the fair value of our investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company’s financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations, on the financial statements. The SEC recently adopted new Rule 2a-5 under the 1940 Act. This establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We are in compliance with the new rule’s valuation requirements effective since the SEC’s compliance date in 2022.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including valuation risk and interest rate risk.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and therefore, we will value these investments at fair value as determined in good faith by our Board, based on, among other things, the input of our Adviser and independent third party valuation firm(s) engaged at the direction of the Board, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
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
As of June 30, 2023, 100% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Statement of Assets and Liabilities as of June 30, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$6,331	$—	$6,331
Up 200 basis points	$4,221	$—	$4,221
Up 100 basis points	$2,110	$—	$2,110
Down 100 basis points	$(2,110)	$—	$(2,110)
Down 200 basis points	$(4,221)	$—	$(4,221)
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

We are subject to risks relating to infectious diseases and pandemics.

Certain illnesses spread rapidly and have the potential to significantly adversely affect the global economy. Outbreaks such as the severe acute respiratory syndrome, avian influenza, H1N1/09, and, most recently, the coronavirus (COVID-19), or other similarly infectious diseases may have material adverse impacts on the Company, the Adviser, their respective affiliates and portfolio companies. Actual pandemics, or fear of pandemics, can trigger market disruptions or economic turndowns with the consequences described above. The Adviser cannot predict the likelihood of disease outbreaks occurring in the future nor how such outbreaks may affect the Company’s investments.

The outbreak of disease epidemics may result in the closure of the Adviser’s and/or a portfolio company’s offices or other businesses, including office buildings, retail stores and other commercial venues and could also result in (a) the lack of availability or price volatility of raw materials or component parts necessary to a portfolio company’s business which may adversely affect the ability of a portfolio company to perform its obligations, (b) disruption of regional or global trade markets and/or the availability of capital, (c) the availability of leverage, including an inability to obtain indebtedness at all or to the Company’s desired degree, and less favorable timing of repayment and other terms with respect to such leverage, (d) trade or travel restrictions which impact a portfolio company’s business and/or (e) a general economic decline and have an adverse impact on the Company’s value, the Company’s investments, or the Company’s ability to make new investments.

If a future pandemic occurs (including a recurrence of COVID-19) during a period when the Company expects to be harvesting its investments, the Company may not achieve its investment objective or may not be able to realize its investments within the Company’s term.

We are subject to risks relating to the Euro, the Eurozone and Brexit.

On January 31, 2020 the United Kingdom (the “UK”) formally left the European Union (the “EU”). Following its withdrawal from the EU, the UK entered into a transition period, during which EU law continued to apply in the UK whilst the UK government and the EU negotiated the terms of their future relationship. The transition period expired on December 31, 2020, and EU law no longer applies in the UK. The UK and the EU have agreed to a trade and cooperation agreement pursuant to which there will be no tariffs or quotas on goods traded between the UK and the EU. However, services are not comprehensively covered in the agreement and negotiations are ongoing in relation to provision of financial services in particular. Political and economic uncertainty and periods of exacerbated volatility in both the UK and in wider European markets may continue for some time. It also remains possible that the UK’s withdrawal from the EU may lead to a call for similar referenda in other European jurisdictions, which may cause increased economic volatility in the European and global markets.

This mid- to long-term uncertainty may have an adverse effect on the economy generally and on the ability of the Company to execute its strategy and to receive attractive returns. In particular, currency volatility may mean that the returns of the Company are adversely affected by market movements and may make it more difficult, or more expensive, for the Company to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential downgrading of the UK’s sovereign credit rating, may also have an impact on the performance of investments located in the UK or Europe. In light of the above, no definitive assessment can currently be made regarding the impact that Brexit will have on the Company, its portfolio companies or its investments.

We are subject to risk relating to the replacement of LIBOR with an alternative reference rate.

LIBOR, the London Interbank Offered Rate, was a leading floating rate benchmark used in loans, notes, derivatives and other instruments or investments. As a result of benchmark reforms, publication of most LIBOR settings has ceased. Some LIBOR settings continue to be published but only on a temporary, synthetic and non-representative basis. Regulated entities have generally ceased entering into new LIBOR contracts in connection with regulatory guidance or prohibitions. Public and private sector actors have worked to establish new or alternative reference rates to be used in place of LIBOR. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has recommended a new reference rate derived from short-term repurchase agreements backed by Treasury securities, the Secured Overnight Financing Rate (“SOFR”).

The transition away from LIBOR may adversely impact the Company and/or the Company’s portfolio companies as certain of the Company’s investments and/or other indebtedness of the Company’s portfolio companies may have interest rates which were determined (or, in some cases, continue to be determined) with reference to LIBOR. Although replacement rates (e.g., SOFR) have begun to be adopted in the lending and bond markets, the ongoing LIBOR replacement process might affect the Company’s floating-rate investments, including by:

•    adversely impacting the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked (or formerly LIBOR-linked) securities, loans and derivatives that may be included in the Company’s assets;

•    requiring extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of documentation to modify the terms of investments;

•    resulting in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in the Company’s LIBOR-based investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates; or

•    causing the Company to incur additional costs in relation to any of the above factors.
In addition to the Company and portfolio companies may have renegotiated (or may yet need to renegotiate) some of those instruments to address a transition away from LIBOR, there also may be different conventions that arise in different but related market segments and there may be mismatches between different assets and liabilities causing possible unexpected gains and/or losses for the Company or portfolio companies. Some replacement rates may also be subject to compounding or similar adjustments that cause the amount of any payment referencing a replacement rate not to be determined until the end of the relevant calculation period, rather than at the beginning, which could lead to administrative challenges for the Company.

If the transition of an instrument or investment from LIBOR results in an overall increase to borrowing costs, higher interest expense could negatively affect the financial results and valuations of the Company’s portfolio companies. There is no guarantee that a transition from LIBOR to an alternative will not result in significant increases or volatility in benchmark rates or borrowing costs to borrowers, any of which could have a material adverse effect on our results of operations, financial condition and cash flow.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities

Refer to “Item 1. Financial Statements—Notes to the Financial Statements—Note 8. Net Assets—Subscriptions and Drawdowns” in this Quarterly Report and the Form 10-K for the issuance of our common shares for the six months ended June 30, 2023. Such issuances were part of our private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Issuer Purchases of Equity Securities

None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the fiscal quarter ended June 30, 2023, none of the members of the Board of Managers or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6.    Exhibits

Exhibit Number	Description of Exhibits
3.1	Amended and Restated LLC Agreement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
10.1	Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
10.2	Administration Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
10.4	Custody Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OHA SENIOR PRIVATE LENDING FUND (U) LLC

Date: August 9, 2023	/s/ Eric Muller
Eric Muller
Chief Executive Officer

Date: August 9, 2023	/s/ Gerard Waldt
Gerard Waldt
Chief Financial Officer