Form 10-Q
period 2023-09-30
OHA Senior Private Lending Fund (U) LLC
filed 2023-11-08
CIK 1955010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
Form 10-Q
____________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
As of September 30, 2023, there was no established public market for the registrant’s common shares of beneficial interest. There were 35,016,653 shares of the registrant’s common shares outstanding as of November 8, 2023.

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

OHA Senior Private Lending Fund (U) LLC
Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments (cost of $272,157 and $149,464 at September 30, 2023 and December 31, 2022, respectively)	$275,502	$149,586
Cash and cash equivalents	18,064	187,398
Interest receivable	1,186	—
Deferred offering costs	70	382
Receivable for issuance of common shares	99,266	—
Unrealized appreciation on foreign currency forward contracts	1,905	686
Receivable for investments sold	14	—
Total assets	$396,007	$338,052
LIABILITIES
Payable for investments purchased	$31,520	$149,464
Management fees payable	400	33
Income incentive fee payable	1,896	—
Board of Managers fee payable	—	33
Accrued expenses and other liabilities	723	757
Total liabilities	34,539	150,287

Commitments and contingencies (Note 7)

NET ASSETS
Common shares, $0.01 par value (35,016,653 and 18,648,373 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	350	186
Additional paid in capital	358,183	186,232
Distributable earnings (loss)	2,935	1,347
Total net assets	361,468	187,765
Total liabilities and net assets	$396,007	$338,052
Net asset value per share	$10.32	$10.07
See accompanying notes to the financial statements.

OHA Senior Private Lending Fund (U) LLC
Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$7,022	$17,053
Other income	461	1,312
Total investment income	7,483	18,365

Expenses:
Management fees	400	1,083
Income incentive fee	809	1,896
Professional fees	160	714
Board of Managers fees	52	157
Administrative service expenses	75	276
Other general & administrative	261	698
Amortization of deferred offering costs	104	312
Total expenses	1,861	5,136
Net investment income	5,622	13,229

Realized and unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	80	161
Foreign currency transactions	(1,926)	(1,620)
Foreign currency forward contracts	(8,470)	(6,391)
Net realized gain (loss)	(10,316)	(7,850)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	2,666	3,223
Foreign currency forward contracts	1,882	1,219
Net unrealized appreciation (depreciation)	4,548	4,442
Net realized and unrealized gain (loss)	(5,768)	(3,408)
Net increase (decrease) in net assets resulting from operations	$(146)	$9,821

Net investment income per common share	$0.24	$0.61
Increase in net assets resulting from operations per common share	$(0.01)	$0.45
Weighted average common shares outstanding	23,641,094	21,603,505
See accompanying notes to the financial statements.

OHA Senior Private Lending Fund (U) LLC
Schedule of Investments
September 30, 2023
(in thousands)
(Unaudited)

Investments-non-controlled/non- affiliated(1)	Reference Rate and Spread			Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt
Aerospace and Defense
Evergreen IX Borrower 2023 LLC (4) (5)	S	+	6.00%	11.39%	9/30/2030	5,431	$5,349	$5,349	1.48%
Evergreen IX Borrower 2023 LLC (4) (5) (6)	S	+	6.00%	11.39%	10/1/2029	599	(9)	(9)	—
Mantech International CP (4) (5)	S	+	5.75%	11.12%	9/14/2029	3,572	3,506	3,536	0.98
Mantech International CP (4) (5) (6)	S	+	5.75%	11.08%	9/14/2029	878	297	303	0.08
Mantech International CP (4) (5) (6)	S	+	5.75%	13.25%	9/14/2028	444	(8)	(4)	—
Sequa Corporation (4) (5) (6)	S	+	7.00%	7.00%	11/23/2027	1,268	(55)	—	—
Sequa Corporation (4) (5)	S	+	7.00%	12.38%	11/23/2028	13,630	13,003	13,630	3.77
							22,083	22,805	6.31
Banking
Higginbotham Insurance Agency, Inc. (4) (5) (6)	S	+	5.50%	10.92%	11/24/2028	11,100	(54)	(111)	(0.03)
							(54)	(111)	(0.03)
Broadcasting and Entertainment
Global Music Rights (4) (5) (6)	S	+	5.75%	11.24%	8/27/2027	286	(3)	—	—
Global Music Rights (4) (5)	S	+	5.75%	11.24%	8/28/2028	3,158	3,122	3,158	0.87
							3,119	3,158	0.87
Chemicals, Plastics and Rubber
BCPE HIPH Parent, Inc. (4) (5) (6) (7)	S	+	5.75%	11.07%	10/7/2030	1,038	101	88	0.02
BCPE HIPH Parent, Inc. (4) (5) (7)	S	+	5.75%	11.07%	10/7/2030	3,044	2,999	2,999	0.83
Meridian Adhesives Group, Inc. (4) (5)	S	+	7.00%	12.32%	9/3/2029	13,103	12,618	13,101	3.63
Meridian Adhesives Group, Inc. (4) (5) (6)	S	+	7.00%	12.32%	9/3/2029	1,792	1,090	1,155	0.32
							16,808	17,343	4.80
Construction & Building
Groundworks, LLC (4) (5)	S	+	6.50%	11.81%	3/14/2030	10,529	10,340	10,529	2.91
Groundworks, LLC (4) (5) (6)	S	+	6.50%	11.81%	3/14/2030	1,293	(6)	—	—
Groundworks, LLC (4) (5) (6)	S	+	6.50%	11.81%	3/14/2029	585	(11)	—	—
							10,323	10,529	2.91
Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc. (4) (5)	S	+	6.25%	11.79%	6/23/2028	674	656	668	0.18
Marcone Yellowstone Buyer, Inc. (4) (5) (6)	S	+	6.50%	12.04%	6/23/2028	465	(8)	(1)	—
Marcone Yellowstone Buyer, Inc. (4) (5)	S	+	6.50%	12.04%	6/23/2028	1,322	1,298	1,319	0.36
Marcone Yellowstone Buyer, Inc. (4) (5)	S	+	6.25%	11.79%	6/23/2028	6,888	6,701	6,819	1.89
Marcone Yellowstone Buyer, Inc. (4) (5)	S	+	6.25%	11.81%	6/23/2028	2,288	2,227	2,265	0.63
Marcone Yellowstone Buyer, Inc. (4) (5)	S	+	6.25%	11.79%	6/23/2028	3,209	3,122	3,177	0.88
							13,996	14,247	3.94
Containers, Packaging and Glass
PPC Flexible Packaging (4) (5)	S	+	6.75%	12.29%	9/30/2028	4,069	3,995	4,049	1.12
							3,995	4,049	1.12
Finance
Beacon Pointe Advisors, LLC (4) (5)	S	+	5.25%	11.07%	12/29/2028	5,974	5,920	5,914	1.64
Beacon Pointe Advisors, LLC (4) (5)	S	+	5.75%	11.07%	12/29/2028	2,343	2,321	2,319	0.64
Beacon Pointe Advisors, LLC (4) (5) (6)	S	+	5.75%	11.07%	12/29/2027	627	(5)	(6)	—
Beacon Pointe Advisors, LLC (4) (5) (6)	S	+	7.00%	11.07%	12/29/2028	772	171	163	0.04

Investments-non-controlled/non- affiliated(1)	Reference Rate and Spread				Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Project Coast (4) (5) (6) (7)	S	+	6.00%		11.33%	8/22/2028	1,000		(10)	(10)	—
Project Coast (4) (5) (7)	S	+	6.00%		11.33%	8/22/2030	6,000		5,940	5,940	1.64
Spectrum Automotive Holdings, Corp. (4) (5) (6)	S	+	5.75%		11.18%	6/29/2027	305		(8)	(5)	—
Spectrum Automotive Holdings, Corp. (4) (5)	S	+	5.75%		11.18%	6/29/2028	8,126		7,907	8,004	2.21
Spectrum Automotive Holdings, Corp. (4) (5) (6)	S	+	5.75%		11.18%	6/29/2028	2,262		1,802	1,829	0.51
									24,038	24,148	6.68
Healthcare, Education and Childcare
Gateway US Holdings, Inc (4) (5)	S	+	6.50%		12.04%	9/22/2026	3,243		3,185	3,195	0.88
Gateway US Holdings, Inc (4) (5) (6)	S	+	6.50%		12.04%	9/22/2026	131		(2)	(2)	—
Gateway US Holdings, Inc (4) (5) (6)	S	+	6.50%		12.04%	9/22/2026	169		139	139	0.04
Gateway US Holdings, Inc (4) (5)	S	+	6.50%		12.04%	9/22/2026	745		726	734	0.20
TecoStar Holdings, Inc. (4) (5)	S	+	9.50%	PIK	13.77%	7/6/2029	4,000		3,902	4,001	1.11
Touchstone Acquisition, Inc. (4) (5)	S	+	6.00%		11.42%	12/29/2028	10,422		10,184	10,213	2.83
									18,134	18,280	5.06
High Tech
AxiomSL Group, Inc. (4) (5)	S	+	5.75%		11.18%	12/3/2027	4,393		4,121	4,393	1.21
AxiomSL Group, Inc. (4) (5) (6)	S	+	5.75%		11.18%	12/3/2025	316		(17)	—	—
Eagan Sub, Inc. (4) (5) (8)	S	+	7.00%		12.39%	6/3/2030	14,500		14,289	14,428	3.99
Eagan Sub, Inc. (4) (5) (6) (8)	S	+	7.00%		12.39%	6/1/2029	2,900		(41)	(15)	—
Kaseya, Inc. (4) (5)	S	+	6.25%	PIK	8.87%	6/25/2029	2,507		2,461	2,493	0.69
Kaseya, Inc. (4) (5) (6)	S	+	6.00%	PIK	9.12%	6/25/2029	154		7	8	—
Kaseya, Inc. (4) (5) (6) (7)	S	+	6.00%	PIK	8.82%	6/25/2029	154		36	37	0.01
									20,856	21,344	5.90
Insurance
Galway Borrower, LLC (4) (5) (6)	S	+	5.25%		5.25%	9/30/2027	908		(27)	(9)	—
Galway Borrower, LLC (4) (5)	S	+	5.25%		10.74%	9/29/2028	132		128	130	0.04
Galway Borrower, LLC (4) (5)	S	+	5.25%		10.74%	9/29/2028	13,694		13,260	13,557	3.74
Peter C. Foy & Associates Insurance Services, LLC (4) (5)	S	+	6.50%		11.82%	11/1/2028	100		99	99	0.03
Peter C. Foy & Associates Insurance Services, LLC (4) (5)	S	+	6.00%		11.43%	11/1/2028	6,569		6,449	6,437	1.78
Peter C. Foy & Associates Insurance Services, LLC (4) (5)	S	+	6.00%		11.43%	11/1/2028	1,807		1,775	1,771	0.49
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (6)	S	+	6.00%		11.43%	11/1/2027	310		(5)	(6)	—
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (6)	S	+	6.50%		11.43%	11/1/2028	100		—	(1)	—
RSC Acquisition, Inc. (4) (5)	S	+	5.50%		11.04%	10/30/2026	7,026		6,907	6,833	1.89
THG Acquisition, LLC (4) (5) (6)	S	+	5.50%		10.92%	12/2/2026	5,981		4,806	4,806	1.33
THG Acquisition, LLC (4) (5) (6)	S	+	5.75%		11.17%	12/2/2025	481		100	104	0.03
									33,492	33,721	9.33
Media: Diversified & Production
Circana Group, L.P. (4) (5)	S	+	5.75%		11.17%	12/1/2028	7,060		6,867	6,990	1.94
Circana Group, L.P. (4) (5) (6)	S	+	5.75%		11.08%	12/1/2027	488		75	83	0.02
									6,942	7,073	1.96

Printing and Publishing
Recorded Books Inc. (4) (5)	S	+	6.25%		11.64%	9/3/2030	14,340		14,090	14,089	3.90
Recorded Books Inc. (5) (6)	S	+	6.25%		11.66%	8/31/2028	1,160		643	655	0.18
									14,733	14,744	4.08
Retail Stores
New Look Vision Group, Inc. (4) (5) (7) (8)	C	+	5.50%		9.51%	5/26/2028	CAD	6,126	4,262	4,305	1.19

Investments-non-controlled/non- affiliated(1)	Reference Rate and Spread			Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
New Look Vision Group, Inc. (4) (5) (8)	C	+	5.50%	11.01%	5/26/2026	CAD	850	594	597	0.17
New Look Vision Group, Inc. (4) (5) (7) (8)	C	+	5.50%	11.01%	5/26/2028	CAD	421	293	296	0.08
New Look Vision Group, Inc. (4) (5)	S	+	5.50%	11.04%	5/26/2028	1,303		1,238	1,238	0.34
New Look Vision Group, Inc. (4) (5) (6)	S	+	4.00%	11.04%	5/26/2028	871		101	100	0.03
New Look Vision Group, Inc. (4) (5) (7) (8)	C	+	5.50%	11.01%	5/26/2028	CAD	807	562	567	0.16
								7,050	7,103	1.97
Services: Business
GC Waves Holdings, Inc. (4) (5)	S	+	6.00%	11.42%	8/11/2028	7,047		6,910	6,977	1.93
GC Waves Holdings, Inc. (4) (5) (6)	S	+	6.00%	11.42%	8/11/2028	1,300		(25)	(13)	—
Geosyntec Consultants (4) (5)	S	+	5.25%	10.57%	5/18/2029	467		459	460	0.13
Geosyntec Consultants (4) (5) (6)	S	+	5.25%	10.57%	5/18/2029	198		95	96	0.03
Geosyntec Consultants (4) (5) (6)	S	+	5.25%	10.57%	5/18/2027	73		(1)	(1)	—
GI Apple Midco LLC (4) (5) (6)	S	+	6.75%	12.07%	4/19/2029	1,133		675	690	0.19
GI Apple Midco LLC (4) (5)	S	+	6.75%	12.07%	4/19/2030	7,429		7,287	7,392	2.04
GI Apple Midco LLC (4) (5) (6)	S	+	6.75%	12.07%	4/19/2030	1,619		170	170	0.05
PT Intermediate Holdings III, LLC (4) (5)	S	+	5.98%	11.52%	11/1/2028	2,629		2,581	2,576	0.71
PT Intermediate Holdings III, LLC (4) (5)	S	+	5.98%	11.52%	11/1/2028	8,648		8,491	8,475	2.34
PT Intermediate Holdings III, LLC (4) (5) (6)	S	+	6.50%	11.82%	11/1/2028	370		(3)	(2)	—
PT Intermediate Holdings III, LLC (4) (5)	S	+	6.50%	11.89%	11/1/2028	837		826	833	0.23
								27,465	27,653	7.65
Services: Consumer
Bradyifs Holdings, LLC (4) (5) (6) (7)	S	+	6.25%	11.68%	11/22/2024	1,415		(14)	(14)	—
Bradyifs Holdings, LLC (4) (5) (6) (7)	S	+	6.25%	11.68%	8/28/2030	1,415		—	(14)	—
Bradyifs Holdings, LLC (4) (5) (7)	S	+	6.25%	11.68%	8/28/2030	16,625		16,459	16,459	4.55
Crash Champions, LLC (4) (5)	S	+	7.00%	12.32%	8/1/2029	8,169		7,984	8,169	2.26
Crash Champions, LLC (4) (5)	S	+	7.00%	12.32%	8/1/2029	1,829		1,778	1,829	0.51
Crash Champions, LLC (4) (5) (6)	S	+	7.00%	12.32%	8/1/2028	632		(31)	(19)	(0.01)
Crash Champions, LLC (4) (5)	S	+	7.00%	12.32%	8/1/2029	4,285		4,166	4,285	1.19
Kleinfelder Group, Inc.(The) (4) (5)	S	+	6.50%	11.66%	11/28/2025	12,593		12,469	12,467	3.45
Kleinfelder Group, Inc.(The) (4) (5) (6)	S	+	6.25%	11.66%	9/1/2030	2,464		—	(25)	(0.01)
Kleinfelder Group, Inc.(The) (4) (5) (6)	S	+	6.25%	11.66%	8/4/2028	1,643		181	181	0.05
								42,992	43,318	11.98
Technology & Electronics
Chase Intermediate, LLC (4) (5) (6)	S	+	5.25%	11.00%	10/30/2028	433		140	140	0.04
Chase Intermediate, LLC (4) (5) (6)	S	+	5.75%	11.00%	10/30/2028	8,667		—	(87)	(0.02)
								140	53	0.02

Total First Lien Debt								$266,112	$269,457	74.55%

Second Lien Debt
High Tech
Polaris Newco LLC (4)(5)(7)	S	+	9.25%	14.77%	6/4/2029	6,200		6,045	6,045	1.67
								6,045	6,045	1.67

Total Second Lien Debt								$6,045	$6,045	1.67%
Total Investments—non-controlled/non-affiliated								$272,157	$275,502	76.22%
Total Portfolio Investments								$272,157	$275,502	76.22%
(1)Unless otherwise indicated, issuers of debt investments held by the Company (which such term “Company” shall include the Company’s subsidiaries for purposes of this Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated.

(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR ("L"), Eurolibor (“E”), or SOFR including SOFR adjustment if any, ("S"), CDOR ("C"), which generally resets periodically. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. As of September 30, 2023, rates for the 3 month and 1 month L are 5.66% and 5.43%, respectively. As of September 30, 2023, rates for the 3 month and 1 month S were 5.40% and 5.32%, respectively. As of September 30, 2023, the rate for the 3 month E is 3.95%. As of September 30, 2023, the rate for the 3 month C is 5.51%.
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

Investments—non- controlled/non- affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
AxiomSL Group, Inc.	Revolver	12/03/2025	$316	$—
BCPE HIPH Parent, Inc.	2023 Delayed Draw Term Loan	10/07/2030	934	(14)
Beacon Pointe Advisors, LLC	2021 Revolver	12/29/2027	627	(6)
Beacon Pointe Advisors, LLC	Delayed Draw Term Loan	12/29/2028	601	(6)
Bradyifs Holdings, LLC	2023 Delayed Draw Term Loan	08/28/2030	1,415	(14)
Bradyifs Holdings, LLC	Revolver	11/22/2024	1,415	(14)
Chase Intermediate, LLC	2023 Delayed Draw Term Loan	10/30/2028	8,667	(87)
Chase Intermediate, LLC	2023 Revolver	10/30/2028	289	(3)
Circana Group, L.P.	Revolver	12/01/2027	400	(4)
Crash Champions, LLC	2022 Revolver	08/01/2028	632	(19)
Eagan Sub, Inc.	2023 Revolver	06/01/2029	2,900	(15)
Evergreen IX Borrower 2023 LLC	Revolver	10/01/2029	599	(9)
Galway Borrower, LLC	Revolver	09/30/2027	908	(9)
Gateway US Holdings, Inc	Delayed Draw Term Loan	09/22/2026	27	—
Gateway US Holdings, Inc	Revolver	09/22/2026	130	(2)
GC Waves Holdings, Inc.	2023 Delayed Draw Term Loan	08/11/2028	1,300	(13)
Geosyntec Consultants	Delayed Draw Term Loan	05/18/2029	99	(1)
Geosyntec Consultants	Revolver	05/18/2027	73	(1)
GI Apple Midco LLC	Delayed Draw Term Loan	04/19/2030	1,441	(7)
GI Apple Midco LLC	Revolver	04/19/2029	437	(2)
Global Music Rights	Revolver	08/27/2027	286	—
Groundworks, LLC	2023 Delayed Draw Term Loan	03/14/2030	1,293	—
Groundworks, LLC	2023 Revolver	03/14/2029	585	—
Higginbotham Insurance Agency, Inc.	2023 3rd Amendment Delayed Draw Term Loan	11/24/2028	11,100	(111)
Kaseya, Inc.	2022 Delayed Draw Term Loan	06/25/2029	144	(1)
Kaseya, Inc.	2022 Revolver	06/25/2029	115	(1)
Kleinfelder Group, Inc.(The)	2023 Delayed Draw Term Loan	09/01/2030	2,464	(25)
Kleinfelder Group, Inc.(The)	Revolver	08/04/2028	1,446	(14)
Mantech International CP	Delayed Draw Term Loan	09/14/2029	566	(6)
Mantech International CP	Revolver A	09/14/2028	444	(4)
Marcone Yellowstone Buyer, Inc.	2022 Incremental Delayed Draw Term Loan	06/23/2028	465	(1)

Meridian Adhesives Group, Inc.	2022 1st Lien Delayed Draw Term Loan	09/03/2029	636	—
New Look Vision Group, Inc.	USD Delayed Draw Term Loan	05/26/2028	728	(36)
Peter C. Foy & Associates Insurance Services, LLC	2021 1st Lien Revolver	11/01/2027	310	(6)
Peter C. Foy & Associates Insurance Services, LLC	2023 Incremental Delayed Draw Term Loan	11/01/2028	100	(1)
Project Coast	Revolver	08/22/2028	1,000	(10)
PT Intermediate Holdings III, LLC	2023 Incremental Delayed Draw Term Loan	11/01/2028	370	(2)
Recorded Books Inc.	2023 Revolver	08/31/2028	497	(3)
Sequa Corporation	2022 Revolver	11/23/2027	1,268	—
Spectrum Automotive Holdings, Corp.	2021 Delayed Draw Term Loan 1A	06/29/2028	400	(6)
Spectrum Automotive Holdings, Corp.	2021 Revolver	06/29/2027	305	(5)
THG Acquisition, LLC	2019 Revolver	12/02/2025	374	(3)
THG Acquisition, LLC	2021 Delayed Draw Term Loan	12/02/2026	1,070	(19)
Total			49,176	(480)
(7)Position or portion thereof unsettled as of September 30, 2023.
(8)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2023, non-qualifying assets totaled 6.59% of the Company’s total assets.
(9)As of September 30, 2023, the estimated net unrealized gain for federal tax purposes was $3.4 million based on a tax basis of $274.2 million. As of September 30, 2023, the estimated aggregate gross unrealized loss for federal income tax purposes was $0.3 million and the estimated aggregate gross unrealized gain for federal income tax purposes was $3.7 million.

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
State Street Bank & Trust Company	Euro 247,195	U.S. Dollar 260,890	12/29/2023	$1,842
State Street Bank & Trust Company	U.S. Dollar 6,423	Canadian Dollar 8,600	12/14/2023	63
				$1,905
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
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with U.S. GAAP.
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

OHA Senior Private Lending Fund (U) LLC
Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Operations:
Net investment income	$5,622	$13,229
Net realized gain (loss)	$(10,316)	$(7,850)
Net change in unrealized appreciation (depreciation)	$4,548	$4,442
Net increase (decrease) in net assets resulting from operations	$(146)	$9,821

Share transactions:
Common shares issued	$134,982	$172,115
Distributions to common shareholders	$(5,011)	$(8,233)
Net increase (decrease) from share transactions	$129,971	$163,882
Total increase (decrease) in net assets	$129,825	$173,703
Net Assets, beginning of period	$231,643	$187,765
Net Assets, end of period	$361,468	$361,468
See accompanying notes to the financial statements.

OHA Senior Private Lending Fund (U) LLC
Statement of Cash Flows
(in thousands)
(Unaudited)

For the Nine Months Ended September 30, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$9,821
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(3,223)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(1,219)
Net realized (gain) loss on investments	(161)
Net accretion of discount and amortization of premium	(679)
Amortization of deferred offering costs	312
Purchases of investments	(134,944)
Proceeds from sale of investments and principal repayments	13,091
Increase (decrease) in assets and liabilities:
Interest receivable	(1,186)
Receivable for investments sold	(14)
Payable for investments purchased	(117,944)
Management fee payable	367
Income incentive fee payable	1,896
Board of Managers fee payable	(33)
Accrued expenses and other liabilities	(34)
Net cash provided by (used in) operating activities	(233,950)

Cash flows from financing activities:
Proceeds from issuance of common shares, inclusive of change in receivable for issuance of common shares	72,849
Distributions paid in cash	(8,233)
Net cash provided by (used in) financing activities	64,616
Net increase (decrease) in cash and cash equivalents	(169,334)
Cash and cash equivalents, beginning of period	187,398
Cash and cash equivalents, end of period	$18,064

Supplemental disclosure of cash flow information:
Receivable for issuance of common shares	$99,266
See accompanying notes to the financial statements.

Notes to the Financial Statements
(in thousands, except per share amounts)
(Unaudited)
Note 1. Organization
OHA Senior Private Lending Fund (U) LLC (the “Company” or “SPLF (U)”), was formed on June 27, 2022. OHA Private Credit Advisors II, L.P. (the “Adviser”) is the investment adviser of the Company. The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940. The Company is a closed-end investment company that has filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).
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
The Company will have a finite life. The term of the Company will end, and the Company will commence winding up, on the fifth (5th) anniversary of the last calendar day of the investment period of the Company (the “Investment Period”) (including any extensions of such Investment Period), unless extended for up to two (2) consecutive one (1) year periods, in each case, as approved by both the Board of Managers (“Board”) and members of the Company (“Members”) holding a majority of the outstanding common shares of the Company (“Common Shares”).

The Investment Period commenced on the settlement date of the Company’s initial investment and will end on the third-anniversary thereof; provided, however, that the Investment Period may be extended by up to an additional two (2) consecutive one-year periods, each subject to the approval of a majority of the outstanding Common Shares. Members have the right to terminate the Investment Period and, in certain circumstances, dissolve the Company, as a result of a Cause Event (as defined in the Limited Liability Company Agreement of the Company (as amended or restated from time to time, the “LLC Agreement”). The Investment Period may also be suspended or terminate early if a “Key Person Event” (as defined in the LLC Agreement) occurs and is not cured. The Company has discretion as to when it calls capital from Members during the Investment Period (and under certain limited circumstances thereafter). As a result, assuming the Investment Period ends on January 4, 2026, the Fund’s term would end on January 4, 2031 (assuming no extension of the term).
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
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of September 30, 2023, the Company did not hold any cash equivalents.
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
Non-Accrual Loans
Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of September 30, 2023 there were no loans placed on non-accrual status.
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
The Company applies ASC Topic 820, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. The fair value of a financial instrument is the amount that would be received in an orderly transaction between market participants at the measurement date. The Company determines the fair value of investments consistent with its valuation policy. The Company discloses the fair value of its investments in a hierarchy which prioritizes and ranks the level of market observability used in the determination of fair value. In accordance with ASC Topic 820, these levels are summarized below:
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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of September 30, 2023, the Company had $31.5 million of payables for investments purchased and had $0.0 million of receivables for investments sold. As of December 31, 2022, the Company had $149.5 million of payables for investments purchased and had no receivables for investments sold.
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
Foreign Currency Forward Contracts
The Company may enter into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations of the Company and its Members. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Forward foreign currency contracts are marked-to-market at the applicable forward rate. Unrealized gain (loss) on foreign currency forward contracts are recorded on the statements of assets and liabilities on a gross basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts of foreign currency forward contract assets and liabilities are presented separately on the schedules of investments. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date.
Organization and Offering Expenses
Organizational costs, primarily for legal expenses associated with the establishment of the Company, are expensed as incurred.
Costs associated with the offering of Common Shares of the Company will be capitalized as deferred offering expenses and included as other assets on the Statement of Assets and Liabilities and amortized over a twelve-month period from incurrence. For the three and nine months ended September 30, 2023, the Company amortized offering costs of $0.1 million and $0.3 million, respectively.
The Adviser agreed to incur organizational and start-up costs on behalf of the Company. The Company has repaid the Adviser for initial organization and start-up costs incurred prior to the commencement of our operations up to a maximum of $750,000.
Income Taxes
The Company has elected to be regulated as a BDC under the 1940 Act. The Company elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its fiscal year (or period) ending December 31, 2022. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its Members as distributions. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the financial statements of the Company.
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
To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its Members, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses.
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
Distributions
Distributions to Members are recorded on the record date. The amount to be distributed, if any, is determined by the Board each quarter, and is generally based upon the earnings estimated by the Adviser. The Company intends to distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, the Company may decide in the future to retain such capital gains for investment, incur a corporate-level tax on such capital gains, and elect to treat such capital gains as deemed distributions to Members.
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
The Investment Advisory Agreement is effective for an initial two-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the Company’s independent Board members. The Company may terminate the Investment Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.
The Company pays the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the Members. Substantial additional fees and expenses may also be charged by the administrator to the Company (the “Administrator”), which is an affiliate of the Adviser.
Management Fee
The management fee is payable monthly in arrears at an annual rate of 0.65% of the value of our net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, net assets means our total assets (which does not include unfunded capital commitments) less the fair value of our liabilities, determined on a consolidated basis in accordance with U.S. GAAP.
For the three and nine months ended September 30, 2023, management fees were $0.4 million and $1.1 million, respectively, of which none were waived. As of September 30, 2023, $0.4 million remained payable related to the base management fee accrued in management fee payable on the statement of assets and liabilities.
Incentive Fee
The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.
Incentive Fee Based on Income
The first part of the incentive fee is based on income, whereby the Company pays the Adviser annually in arrears 12.5% of its Pre-Incentive Fee Net Investment Income Returns (as defined below) for the relevant calendar year subject to a 5.75% annualized hurdle rate (the “Hurdle Rate”). “Pre-Incentive Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Investment Advisory Agreement and an administration agreement with our administrator (the “Administration Agreement”), any expense of securitizations, and interest expense or other financing fees and any distributions paid on preferred shares, but excluding the incentive fee and Member servicing and/or distribution fees).  Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
For the three and nine months ended September 30, 2023, income based incentive fees were $0.8 million and $1.9 million, respectively, of which none were waived. As of September 30, 2023 and December 31, 2022, $1.9 million and $0.0 million, respectively, remained payable related to the incentive fee accrued in incentive fee payable on the statement of assets and liabilities.
Incentive Fee Based on Capital Gains
The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals:
•12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP.
Administration Agreement
Under the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to Members and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of our Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. We will reimburse the Administrator for the reasonable fees, costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation, Overhead and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of OHA or any of its affiliates, subject to the limitations described in the Investment Advisory Agreement and Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party. The Administrator hired a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.
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
For the three and nine months ended September 30, 2023, there were $0.0 million and $0.0 million, respectively, in expenses related to the Administrator that were included in administrative service expenses on the statements of operations and the payable included in accrued expenses and other liabilities in the statements of assets and liabilities. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. For the three and nine months ended September 30, 2023, the Company incurred expenses related to the sub-administrator of $0.1 million and $0.3 million, respectively, which is included in administrative service expenses on the statements of operations and the payable included in accrued expenses and other liabilities in the statements of assets and liabilities. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023
	Amortized Cost	Fair value	% of Total Investments at Fair Value

First lien debt	$266,112	$269,457	97.8%
Second lien debt	$6,045	$6,045	2.2%
Total investments	$272,157	$275,502	100.0%

	December 31, 2022
	Amortized Cost	Fair value	% of Total Investments at Fair Value

First lien debt	$149,464	$149,586	100.0%
Total investments	$149,464	$149,586	100.0%

The industry composition of investments based on fair value as of September 30, 2023 and December 31, 2022 was as follows:

September 30, 2023
Services: Consumer	15.7%
Insurance	12.2%
Services: Business	10.0%
High Tech	9.9%
Finance	8.8%
Aerospace and Defense	8.3%
Healthcare, Education and Childcare	6.6%
Chemicals, Plastics and Rubber	6.3%
Printing and Publishing	5.4%
Consumer Goods: Durable	5.2%
Construction & Building	3.8%
Retail Stores	2.6%
Media: Diversified & Production	2.6%
Containers, Packaging and Glass	1.5%
Broadcasting and Entertainment	1.1%
Technology & Electronics	—%
Banking	—%
Total	100.0%

December 31, 2022
Insurance	21.3%
Services: Business	12.4
Finance	11.3
Consumer Goods: Durable	9.4
Services: Consumer	9.3
Chemicals, Plastics, and Rubber	9.2
Healthcare, Education, and Childcare	9.1
Media: Diversified & Production	4.6
Retail Stores	4.5
High Tech	4.4
Aerospace and Defense	2.4
Broadcasting and Entertainment	2.1
Total	100.0%

The geographic composition of investments at cost and fair value as of September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$265,107	$268,399	97.4%	74.2%
Canada	7,050	7,103	2.6	2.0
Total	$272,157	$275,502	100.0%	76.2%

	December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$143,993	$144,116	96.3%	76.8%
Canada	5,471	5,470	3.7	2.9
Total	$149,464	$149,586	100.0%	79.7%
Note 5. Fair Value of Investments
The following table presents the fair value hierarchy of investments as of September 30, 2023 and December 31, 2022, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	September 30, 2023
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$655	$268,802	$269,457
Second Lien Debt	—	—	6,045	6,045
Total investments	$—	$655	$274,847	$275,502

	December 31, 2022
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$149,586	$149,586
Total investments	$—	$—	$149,586	$149,586

The following table presents the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2023:

	Three Months Ended September 30, 2023
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$202,055	—	202,055
Purchases of investments	65,149	6,045	71,194
Proceeds from principal repayments and sales of investments	(1,387)	—	(1,387)
Accretion of discount/amortization of premium	251	—	251
Net realized gain (loss)	80	—	80
Net change in unrealized appreciation (depreciation)	2,654	—	2,654
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Fair value, end of period	$268,802	$6,045	$274,847
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2023	$2,649	$—	$2,649
(1)For the three months ended September 30, 2023, there were no transfers into or out of Level 3.

The following table presents the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2023:

	Nine Months Ended September 30, 2023
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$149,586	—	149,586
Purchases of investments	128,190	6,045	134,235
Proceeds from principal repayments and sales of investments	(13,025)	—	(13,025)
Accretion of discount/amortization of premium	679	—	679
Net realized gain (loss)	161	—	161
Net change in unrealized appreciation (depreciation)	3,211	—	3,211
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Fair value, end of period	$268,802	$6,045	$274,847
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2023	$3,362	$—	$3,362
(1)For the nine months ended September 30, 2023, there were no transfers into or out of Level 3.

Significant Unobservable Inputs
In accordance with ASC Topic 820, the following table provides quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2023 and December 31, 2022.  The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2023
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)
Assets:
First lien debt	$189,642	Discounted cash flow	Comparative Yields	9.9% - 11.9% (11.0%)
First lien debt	79,160	Precedent Transaction	Transaction Price	N/A
Total first lien debt	268,802
Second lien debt	6,045	Precedent Transaction	Transaction Price	N/A
Total investments	$274,847

	December 31, 2022
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)
Assets:
First lien debt	$149,586	Discounted cash flow	Comparative Yields	9.3% - 11.6% (10.5%)
Total investments	$149,586
(1)Weighted averages are calculated based on fair value of investments.
The Company used the income approach to determine the fair value of certain Level 3 assets as of September 30, 2023 and December 31, 2022. The significant unobservable inputs used in the income approach is the comparative yield and discount rate. The comparative yield and discount rate is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value.
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
The Company may enter into forward currency exchange contracts to reduce the exposure to foreign currency exchange rate fluctuations of the Company and its Members, as described in Note 2. The fair value of derivative contracts open as of September 30, 2023 and December 31, 2022 is included on the schedules of investments by contract. The Company had no collateral payable as of September 30, 2023. Collateral amounts posted are included in collateral on forward currency exchange contracts on the statements of assets and liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the statements of assets and liabilities.

During the three and nine months ended September 30, 2023, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $254.7 million and $232.5 million, respectively.

The following table presents both gross and net information about derivative instruments eligible for offset in the Statements of Assets and Liabilities.

September 30, 2023
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$1,905	$—	$1,905	$—	$1,905
	$1,905	$—	$1,905	$—	$1,905

December 31, 2022
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$686	$—	$686	$—	$686
	$686	$—	$686	$—	$686
(1)Amount excludes excess cash collateral paid.
(2)Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.
The effect of transactions in derivative instruments on the Statements of Operations during the three and nine months ended September 30, 2023 were as follows:

Three Months Ended September 30, 2023
Realized gain (loss) on foreign currency forward contracts	$(8,470)
Net change in unrealized gain (loss) on foreign currency forward contracts	1,882
Total net realized and unrealized gain (loss) on foreign currency forward contracts	$(6,588)

Nine Months Ended September 30, 2023
Realized gain (loss) on foreign currency forward contracts	$(6,391)
Net change in unrealized gain (loss) on foreign currency forward contracts	1,219
Total net realized and unrealized gain (loss) on foreign currency forward contracts	$(5,172)

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

The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2023, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $49.2 million. As of December 31, 2022, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $14.5 million.
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2023, management is not aware of any pending or threatened material litigation.
Investor Commitments
As of September 30, 2023, the Company had $528.7 million in total capital commitments from investors, $170.1 million of which was undrawn.
Note 8.  Net Assets
Subscriptions and Drawdowns
As of September 30, 2023, the Company had 35,016,653 shares issued and outstanding with a par value of $0.01 per share. The Company has entered into subscription agreements with investors providing for the private placement of the Company’s Common Shares. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase the Company’s Common Shares up to the amount of their respective capital commitment on an as-needed basis each time the Adviser delivers a drawdown notice to such investors.
The following table summarizes capital activity during the three months ended September 30, 2023.

	Common Shares
	Shares	Amount	Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
Balance, beginning of period	22,266,039	$223	$223,328	$4,924	$2,466	$702	$231,643
Common shares issued	12,750,614	127	134,855	—	—	—	134,982
Dividend reinvestment	—	—	—	—	—	—	—
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	5,622	—	—	5,622
Net realized gain (loss)	—	—	—	—	(10,316)	—	(10,316)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	4,548	4,548
Dividends declared	—	—	—	(5,011)	—	—	(5,011)
Balance end of period	35,016,653	$350	$358,183	$5,535	$(7,850)	$5,250	$361,468
The following table summarizes capital activity during the nine months ended September 30, 2023.

	Common Shares
	Shares	Amount	Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
Balance, beginning of period	18,648,373	$186	$186,232	$539	$—	$808	$187,765
Common shares issued	16,368,280	164	171,951	—	—	—	172,115
Dividend reinvestment	—	—	—	—	—	—	—
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	13,229	—	—	13,229
Net realized gain (loss)	—	—	—	—	(7,850)	—	(7,850)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	4,442	4,442
Dividends declared	—	—	—	(8,233)	—	—	(8,233)
Balance end of period	35,016,653	$350	$358,183	$5,535	$(7,850)	$5,250	$361,468

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2023.

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
June 2, 2023	June 6, 2023	June 8, 2023	$0.15	$3,222
August 8, 2023	August 31, 2023	September 15, 2023	$0.20	5,011
Total distributions declared				$8,233

Note 9. Financial Highlights
The following are financial highlights for a common share outstanding for the nine months ended September 30, 2023:

For the Nine Months Ended September 30, 2023
Per share data:(1)
Net asset value, beginning of period	$10.07
Net investment income (loss)	0.61
Net realized and unrealized gains (losses) (2)	(0.01)
Net increase (decrease) in net assets resulting from operations	0.60
Shareholder distributions from income (3)	(0.35)
Net asset value, end of period	$10.32

Total Return (4)	2.48%

Ratios and supplemental data:
Net assets, end of period	$361,468

Portfolio turnover rate(5)	6.59%
Ratio of gross expenses to average net assets before incentive (6)	1.81%
Ratio of gross expenses to average net assets after incentive (6)	2.87%
Net investment income (loss) to average net assets(6)	7.38%

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
(6)Annualized.

Note 10. Subsequent Events
The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. Other than as disclosed below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the financial statements as of and for the nine months ended September 30, 2023.

On November 6, 2023, the Company declared a distribution of $0.20 per share, all of which is payable on November 17, 2023 to Members of record as of November 15, 2023.

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
The Company is a Delaware limited liability company formed on June 27, 2022.  We are an externally managed, closed-end, diversified management investment company that elected to be regulated as a business development company under the 1940 Act. OHA Private Credit Advisors II, L.P. is the investment adviser of the Company. In addition, for U.S. federal income tax purposes, we elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, beginning with our fiscal year (or period) ending December 31, 2022. We were formed to make investments and generate returns in the form of current income and long-term capital appreciation.
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
We focus primarily on senior secured loans and securities of private U.S. companies. The level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to private companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make.
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
(iv)all fees, costs, expenses of effecting any sales of the Common Shares and other securities;
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
OHA agreed to pay any organizational expenses of the Company (excluding any expenses incurred in connection with a subscription facility) in excess of $750,000 and has agreed to pay any annual operating expenses of the Company (excluding (i) third-party legal expenses incurred in connection with investments and the ordinary course operation of the Company and (ii) the management fee and incentive fees paid to the Adviser) that would cause such operating expenses to exceed 0.40% per annum of the Company’s average net assets in respect of the relevant year. The Company has repaid the Adviser for initial organization and start-up costs incurred prior to the commencement of our operations up to a maximum of $750,000.

Portfolio and Investment Activity
As of September 30, 2023, based on fair value, our portfolio consisted of 97.8% first lien senior secured debt investments and 2.2% second lien senior secured debt investments.
As of September 30, 2023, our weighted average total yield of the portfolio at fair value and amortized cost was 12.9% and12.8%, respectively.
As of September 30, 2023, we had investments in 35 portfolio companies with an aggregate fair value of approximately $275.5 million.
Our investment activity for the period ended September 30, 2023 is presented below (information presented herein is at amortized cost unless otherwise indicated):

For the Nine Months Ended September 30, 2023

Total investments, beginning of period	$149,464
New investments purchased	134,944
Net accretion of discount on investments	679
Net realized gain (loss) on investments	161
Investments sold or repaid	(13,091)
Total investments, end of period	$272,157
The following table presents certain selected information regarding our investment portfolio:

As of September 30, 2023
Weighted average yield on debt and income producing investments, at amortized cost (1)	12.8%
Weighted average yield on debt and income producing investments, at fair value (1)	12.9%
Number of portfolio companies	35
Weighted average EBITDA (2)	$211.0
Average loan-to-value (LTV) (3)	41.7%
Percentage of debt investments bearing a floating rate, at fair value	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	—%
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

Our investments consisted of the following:

	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$266,112	$269,457	97.8%
Second lien debt	6,045	6,045	2.2%
Total investments	$272,157	$275,502	100.0%
As of September 30, 2023 there were no investments on non-accrual status.
The table below describes investments by industry composition based on fair value as of September 30, 2023:

September 30, 2023
Services: Consumer	15.7%
Insurance	12.2%
Services: Business	10.0%
High Tech	9.9%
Finance	8.8%
Aerospace and Defense	8.3%
Healthcare, Education and Childcare	6.6%
Chemicals, Plastics and Rubber	6.3%
Printing and Publishing	5.4%
Consumer Goods: Durable	5.2%
Construction & Building	3.8%
Retail Stores	2.6%
Media: Diversified & Production	2.6%
Containers, Packaging and Glass	1.5%
Broadcasting and Entertainment	1.1%
Technology & Electronics	—%
Banking	—%
Total	100.0%
The table below describes investments by geographic composition:

September 30, 2023
United States	97.4%
Canada	2.6
Total	100.0%

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

The below table summarizes the Risk Ratings as of September 30, 2023:

	September 30, 2023
	Fair Value	% of Fair Value
Risk Rating 1	$59,541	21.6%
Risk Rating 2	184,398	66.9
Risk Rating 3	31,563	11.5
Risk Rating 4	—	—
Risk Rating 5	—	—
Total investments	$275,502	100.0%
As of September 30, 2023, the weighted average Risk Rating of our debt investment portfolio was 1.90 and there were no debt investments assigned a Risk Rating of 4 or 5.
Results of Operations
The following table represents the operating results:

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Total investment income	$7,483	$18,365
Net expenses	1,861	5,136
Net investment income (loss)	5,622	13,229
Net realized gain (loss)	(10,316)	(7,850)
Net unrealized appreciation (depreciation)	4,548	4,442
Net increase (decrease) in net assets resulting from operations	$(146)	$9,821
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income
Investment income was as follows:

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Interest income	$7,022	$17,053
Other income	461	1,312
Total investment income	$7,483	$18,365
For the three and nine months ended September 30, 2023, total investment income was approximately $7.5 million and $18.4 million, respectively. The size of our investment portfolio at fair value was approximately $275.5 million and our weighted average yield on debt and income producing investments at fair value was 12.9% at September 30, 2023.
Expenses
Expenses were as follows:

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Management fees	$400	$1,083
Income incentive fee	809	1,896
Professional fees	160	714
Board of Managers fees	52	157
Administrative services expenses	75	276
Amortization of offering costs	104	312
Other general & administrative	261	698
Total expenses	$1,861	$5,136
Management Fees
For the three and nine months ended September 30, 2023, management fees were approximately $0.4 million and $1.1 million, respectively. Management fees are payable monthly in arrears at an annual rate of 0.65% of the value of our net assets as of the beginning of the first calendar day of the applicable month.
Income Based Incentive Fees
For the three and nine months ended September 30, 2023, income based incentive fees were approximately $0.8 million and $1.9 million, respectively. As of September 30, 2023, approximately $1.1 million of income based incentive fees remains payable.
Capital Gains Incentive Fees
For the three and nine months ended September 30, 2023, the Company did not incur capital gains incentive fees. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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
Total other expenses were approximately $0.7 million for the three months ended September 30, 2023, primarily comprised of approximately $0.2 million of professional fees (including legal, audit, and tax) and approximately $0.3 million of other general and administrative expenses (including insurance, research, and other allocated costs).

Total other expenses were approximately $2.2 million for the nine months ended September 30, 2023, primarily comprised of approximately $0.7 million of professional fees (including legal, audit, and tax) and approximately $0.7 million of other general and administrative expenses (including insurance, research, and other allocated costs).
Under the terms of the Administration Agreement and Investment Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the three and nine months ended September 30, 2023, the Administrator charged $0.0 million and $0.0 million, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our Members in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for distributions paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our Members, which generally relieve us from corporate-level U.S. federal income taxes.
Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year distributions from such income, we will accrue excise tax on estimated excess taxable income.
For the three and nine months ended September 30, 2023, we incurred no U.S. federal excise tax.
Net Realized Gain (Loss)
The realized gains and losses were comprised of the following:

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Net realized gain (loss) on investments	$80	$161
Net realized gain (loss) on foreign currency transactions	(1,926)	(1,620)
Net realized gain (loss) on foreign currency forward contracts	(8,470)	(6,391)
Net realized gain (loss)	$(10,316)	$(7,850)
For the three and nine months ended September 30, 2023, we generated net realized loss of approximately $10.3 million and $7.9 million, respectively, which was primarily comprised of net realized losses on foreign currency transactions and foreign currency forward contracts during these periods. For the three and nine months ended September 30, 2023, the net realized losses on foreign currency forward contracts were mainly due to EUR forward contracts.

Net Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following:

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Net change in unrealized gain (loss) on investments	$2,666	$3,223
Net change in unrealized gain (loss) on foreign currency forward contracts	1,882	1,219
Net change in unrealized appreciation (depreciation)	$4,548	$4,442
For the three and nine months ended September 30, 2023, the fair value of our debt investments increased due to positive valuation adjustments.

Financial Condition, Liquidity, and Capital Resources
Our liquidity and capital resources are generated primarily from the proceeds of capital drawdowns of our privately placed capital commitments, cash flows from interest, dividends and fees earned from our investments and principal repayments. The primary uses of our cash are investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, the cost of operations (including paying our Adviser and Administrator or its affiliates), and cash distributions to the holders of our Common Shares.
There were no outstanding borrowings as of September 30, 2023. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.
Cash as of September 30, 2023, taken together with our uncalled capital commitments of $170.1 million, is expected to be sufficient for our investing activities and to conduct our operations.
As of September 30, 2023, we had approximately $18.1 million in cash.  During the nine months ended September 30, 2023, we used approximately $234.0 million in cash for operating activities, primarily due to a decrease in investments payable of $117.9 million and investment purchases of $134.9 million, partially offset by sales and principal repayments of $13.1 million. Cash provided by financing activities was approximately $64.6 million during the period, which was primarily the result of proceeds from the issuance of additional shares of $72.8 million.
Equity
Subscriptions and Drawdowns
As of September 30, 2023 we had 35,016,653 shares issued and outstanding with a par value of $0.01 per share.
We have entered into subscription agreements with an investor providing for the private placement of our Common Shares. Under the terms of the subscription agreements, the investor is required to fund drawdowns to purchase our Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time our Adviser delivers a capital call notice to such investor.

The following table summarizes capital activity during the nine months ended September 30, 2023:

	Common Shares
	Shares	Amount	Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
Balance, beginning of period	18,648,373	$186	$186,232	$539	$—	$808	$187,765
Common shares issued	16,368,280	164	171,951	—	—	—	172,115
Dividend reinvestment	—	—	—	—	—	—	—
Repurchase of common shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	13,229	—	—	13,229
Net realized gain (loss)	—	—	—	—	(7,850)	—	(7,850)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	4,442	4,442
Dividends declared	—	—	—	(8,233)	—	—	(8,233)
Balance end of period	35,016,653	$350	$358,183	$5,535	$(7,850)	$5,250	$361,468
Distributions
The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
June 2, 2023	June 6, 2023	June 8, 2023	$0.15	$3,222
August 8, 2023	August 31, 2023	September 15, 2023	0.20	5,011
Total distributions declared			$0.35	$8,233

Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2023, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of approximately $49.2 million.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At September 30, 2023, management is not aware of any pending or threatened litigation.
Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the Investment Advisory Agreement and the Administration Agreement.
In addition to the aforementioned agreements, we rely on exemptive relief that has been granted to us, our Adviser, and certain of our Adviser’s affiliates by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.
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
The Company’s accounting policy on the fair value of our investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company’s financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations, on the financial statements. The SEC recently adopted Rule 2a-5 under the 1940 Act which establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We are in compliance with the requirements of Rule 2a-5 effective since the SEC’s compliance date in 2022.
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
As of September 30, 2023, 100% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Statement of Assets and Liabilities as of September 30, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$8,742	$—	$8,742
Up 200 basis points	$5,828	$—	$5,828
Up 100 basis points	$2,914	$—	$2,914
Down 100 basis points	$(2,914)	$—	$(2,914)
Down 200 basis points	$(5,828)	$—	$(5,828)
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
Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factor described below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

We are subject to risks relating to inflation.

Certain of our portfolio companies may be impacted by inflation as well as actions by central banks or monetary authorities, including the U.S. Federal Reserve, to address inflation. If such portfolio companies are unable pass any increases in their costs along to their customers, it could adversely affect their results and their ability to impacting their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations. In recent periods, the U.S. Federal Reserve and certain other central banks or monetary authorities have increased interest rates at significant levels and may continue to increase or maintain interest rates at increased levels. It is difficult to predict the magnitude or timing of these interest rate increases and the impact these actions will have on the Company’s portfolio companies and the markets where they operate.

Legislative or regulatory tax changes could adversely affect our Members.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. The Biden Administration has enacted significant changes to the existing U.S. tax rules that include, among others, a minimum tax on book income and profits of certain multinational corporations, and there are a number of proposals in the U.S. Congress that would, if enacted, further modify the existing U.S. tax rules. The likelihood of any new legislation being enacted is uncertain. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us and/or our Members. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Sales of Unregistered Securities and Use of Proceeds

Refer to “Item 1. Financial Statements—Notes to the Financial Statements—Note 8. Net Assets—Subscriptions and Drawdowns” in this Quarterly Report and the Form 10-K for the issuance of our Common Shares for the nine months ended September 30, 2023 and proceeds received in connection with such issuances. Such issuances were part of our private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the fiscal quarter ended September 30, 2023, none of the members of the Board or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

OHA SENIOR PRIVATE LENDING FUND (U) LLC

Date: November 8, 2023	/s/ Eric Muller
Eric Muller
Chief Executive Officer

Date: November 8, 2023	/s/ Gerard Waldt
Gerard Waldt
Chief Financial Officer