Form 10-K
period 2023-12-31
OHA Senior Private Lending Fund (U) LLC
filed 2024-03-13
CIK 1955010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
Form 10-K
____________________
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units of Limited Liability Company Interests
____________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

As of December 31, 2023, there was no established public market for the registrant’s common shares of beneficial interest. The number of the registrant’s limited liability company interests, $0.01 par value per share, outstanding as of March 13, 2024 was 38,954,613.

OHA SENIOR PRIVATE LENDING FUND (U) LLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about OHA Senior Private Lending Fund (U) LLC (the “Company”, “we”, “us” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “will,” “would,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Annual Report on Form 10-K are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed in Item 1A entitled “Risk Factors” in Part I of this Annual Report on Form 10-K or in other reports we may file with the Securities and Exchange Commission (the “SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, risks associated with possible disruption due to terrorism in our operations or the economy generally, the impact of geo-political conditions, including revolution, insurgency, terrorism or war and future changes in laws or regulations and conditions in our operating areas.
Any forward-looking statements included in this Annual Report on Form 10-K are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Annual Report on Form 10-K. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that we may make directly to investors or through reports that we in the future may file with the SEC, including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Investors should understand that under Sections 27A(b)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.

Summary Risk Factors
The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. Investors should carefully consider these risk factors, together with the risk factors set forth in the section titled “Item 1A. Risk Factors” in this annual report.

Risks Relating to an Investment in the Company
•The Company is Dependent on the Investment Team.
•The Company’s Investments are Illiquid and There are Restrictions on Withdrawal.
•OHA Private Credit Advisors II, L.P. (the “Adviser”) May be Required to Expedite Investment Decisions.
•The Company is Subject to Risks Relating to Portfolio Valuation.
•The Company is Subject to Risks Relating to Timing of Realization of Investments.
•The Company is Subject to Risks Relating to Risks Associated with Sourcing, Operating or Joint Venture Partners.
•The Company is Subject to Risks Relating to Distributions.
•The Company is Subject to General Credit Risks.

Risks Relating to the Company’s Investments
•The Company’s Portfolio Companies May be Highly Leveraged.
•The Company is Subject to Risks Due to its Reliance on Company Management.
•The Company May Be Subject to Risks Due to Not Holding Controlling Equity Interests in Portfolio Companies.
•The Company is Subject to Risks Relating to Defaults by Portfolio Companies.
•The Company is Subject to Risks Relating to Third Party Litigation.
•Economic Conditions May Have Adverse Effects on the Company and the Portfolio Companies.
•The Company is Subject to Risks Relating to Illiquidity of the Company’s Assets and Distributions In Kind.
•The Company is Subject to Business and Credit Risks.
•The Company is Subject to Risks Relating to Inflation and Deflation
•The Company is Subject to Risks Relating to Potential Early Redemption of Some Investments.
•The Company is Subject to Risks of Investments in Certain Countries.
•The Company is Subject to Risks Associated with Revolver, Delayed-Draw and Line of Credit Investments.

Risks Relating to Certain Regulatory and Tax Matters
•The Company is Subject to Risks Relating to Regulations Governing the Company’s Operation as a BDC.
•The Company Must Invest a Sufficient Portion of Assets in Qualifying Assets.
•The Company May Incur Significant Costs as a Result of Being an Exchange Act Reporting Company.
•The Company is Subject to Risks Relating to Government Policies, Changes in Laws, and International Trade.
•The Company is Subject to Risks Related to Being an “Emerging Growth Company”.

Federal Income Tax Risks
•The Company is Subject to RIC Qualification Risks.
•The Company May Experience Difficulty with Paying Required Distributions.
•Some Investments May be Subject to Corporate-Level Income Tax.

PART I
Item 1.    Business
OHA Senior Private Lending Fund (U) LLC
We were formed as a Delaware limited liability company on June 27, 2022. We have entered into a subscription agreement (a “Subscription Agreement”) with one or more investors (each, a “Member”) providing for the private placement of the Company’s limited liability company interests (the “Shares”). We are an externally managed, closed-end, diversified management investment company that elected to be regulated as a business development company on December 2, 2022 under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, we elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our fiscal year ending December 31, 2022. We were formed to make investments and generate returns in the form of current income and long-term capital appreciation.

The Company’s investment objective is to generate attractive risk-adjusted returns, predominately in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation with a focus on downside protection. The Company seeks to achieve its investment objective by investing primarily in the non-investment grade credit markets in North America and Europe, with a primary focus on direct lending in the United States. The Company will target investments in well-established, larger companies generally with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $75 million or greater (“Larger Borrowers”), consistent with Oak Hill Advisors, L.P,’s (together with its affiliated investment advisors and predecessor firms, “OHA” or the “Firm”) investment history and proven investment process. We believe that credit profiles of Larger Borrowers generally benefit from greater business diversification, stronger market positions, experienced management teams and a greater ability to navigate challenging markets.
Subject to any restrictions imposed under the 1940 Act, any related RIC asset diversification requirements and any guidelines and limitations set forth herein, the Company’s investments are expected to primarily consist of senior secured first lien loans and unitranche loans, but may include second lien loans or other assets. The Company will seek target position sizes of 2% to 5% of NAV and seek to allocate (a) greater than or equal to 80% of NAV to first lien and unitranche loans and (b) less than or equal to 20% of NAV to second lien loans. The Company’s investment mandate is structured so as to allow for co-investment across OHA’s entire platform, based on existing SEC exemptive relief under Rule 17d-1 under the 1940 Act and any additional SEC exemptive relief obtained in the future.
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
Finite Life/Term

The Company will have a finite life. The term of the Company will end, and the Company will commence winding up, on the fifth (5th) anniversary of the last calendar day of the Investment Period (as defined below) (including any extensions of such Investment Period), unless extended for up to two (2) consecutive one (1) year periods, in each case, as approved by both the Board of Managers (the “Board”) and Members holding a majority of the outstanding Shares.
Closings

The Company will hold one or more closings at which it will accept capital commitments to purchase Shares from investors (“Capital Commitments”). The first closing date (the “Initial Closing Date”) occurred on December 16, 2022. Additional closings are expected to occur from time to time as determined by the Company (each, a “Subsequent Closing”). The Company was authorized to solicit additional subscriptions for a period of 12 months from the Initial Closing Date (the “Offering Period”) and the Offering Period was subsequently extended by the Board for an additional six months such that the Offering Period will expire on June 16, 2024. The Offering Period may be further extended by the Board as it may deem appropriate.
If the Company enters into a Subscription Agreement with one or more Members after the initial capital drawdown from investors (the “Initial Drawdown” and the date on which the Initial Drawdown occurs, the “Initial Drawdown Date”), each such Member will be required to make purchases of Shares (each, a “Catch-up Purchase”) on one or more dates to be determined by the Company. The aggregate purchase price of the Catch-up Purchases will be equal to an amount necessary to ensure that, upon payment of the aggregate purchase price, such Member will have contributed the same percentage of its Capital Commitment to us as all investors whose subscriptions were accepted at previous closings. Catch-up Purchases will be made at a per-share price as determined by the Company, which price will be determined prior to the issuance of such Shares and in accordance with the limitations under Section 23 of the 1940 Act. In order to more fairly allocate organizational and other expenses among all of our Members, investors subscribing after the Initial Drawdown will be required to pay a price per share above net asset value reflecting a variety of factors, including, without limitation, the total amount of our organizational and other expenses amortized and/or incurred between the date of the Initial Drawdown and the relevant subsequent capital drawdown. See “Subscriptions and Drawdowns” under “Financial Condition, Liquidity, and Capital Resources” below for further details.
In addition to all legal remedies available to the Company, failure by an investor to purchase additional Shares when capital is called in respect of an investor’s Capital Commitment will (following a cure period of five (5) business days) result in that investor being subject to certain default provisions set forth in the LLC Agreement. Defaulting investors may also forfeit their right to participate in purchasing additional Shares on any future drawdown date or otherwise participate in any future investments in Shares.
Investment Period

The investment period of the Company (the “Investment Period”) commenced on the settlement date of the Company’s initial investment (January 4, 2023) and will end on the third-anniversary thereof; provided, however, that the Investment Period may be extended by up to an additional two (2) consecutive one-year periods, each subject to the approval of a majority of the outstanding Shares. Members have the right to terminate the Investment Period and, in certain circumstances, dissolve the Company, as a result of a Cause Event. “Cause Event” shall mean a determination by a court of competent jurisdiction that the Company, the Adviser, the administrator to the Company (the “Administrator”), any manager of the Board (each, a “Manager”) or any Members whose aggregate Shares exceed 50% of the aggregate Shares of all Members as of the date of determination (each, a “Key Person”) has committed (i) fraud, (ii) willful misconduct, gross negligence or breach of contract in connection with the performance of its duties under the terms of the Advisory Agreement or the Administration Agreement, (iii) an “investment-related” (as such term is defined for purposes of Form ADV) felony within the United States or (iv) a violation of U.S. federal or state securities laws, which, in the case of each of clause (i), (ii), (iii) or (iv), is in connection with its activities relating to the Company and has a material adverse effect on the business of the Company.  The Investment Period may also be suspended or terminate early if a “Key Person Event”, as defined in the Limited Liability Company Agreement of the Company (as amended or restated from time to time, the “LLC Agreement”) occurs and is not cured. The Company has discretion as to when it calls capital from Members during the Investment Period (and under certain limited circumstances thereafter). As a result, assuming the Investment Period ends on January 4, 2026 and no extension of the term, the Company’s term will end on January 4, 2031.
Our Adviser
The Adviser serves as the external investment manager and provides officers of the Company, including the Chief Executive Officer and the Chief Financial Officer. The Adviser is and will be subject to (i) the Investment Advisers Act of 1940, as amended (the “Advisers Act”), (ii) Company compliance program procedures and reporting requirements to the Board and the Company’s Chief Compliance Officer, and (iii) Section 15 of the 1940 Act. The Adviser is a wholly owned subsidiary of OHA.
The Administrator

The Adviser serves as the administrator of the Company and manages all fund-level reporting and oversees Company administrative services. Some of these functions have been outsourced to a third-party sub-administrator. State Street Bank and Trust Company serves as the sub-administrator of the Company. Subject to Board oversight, the valuation process of portfolio investments will be handled by the Adviser, as the Company’s “valuation designee” under Rule 2a-5 under the 1940 Act. The Company’s valuation process is performed in accordance with the Adviser’s existing valuation procedures. The Board will oversee the valuation process in accordance with the requirements of Rule 2a-5 under the 1940 Act.

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
•Changes in Financing Markets are Driving Growth in Private Lending. Secular changes largely set in motion by regulatory response to the global financial crisis of 2008-2009 have led to market supply / demand dynamics that have resulted in borrowers and private equity sponsors increasingly accessing the benefits of private financings. Increased regulation, industry consolidation, and general risk aversion have caused traditional banks to retreat from lending markets. Banks comprised approximately 30% of the traditional U.S. lending market at the end of 2009 which declined to 13% and 25% as of year-end 2021 and 2022, respectively.1 While bank retrenchment created a financing void, demand for capital continues to grow, evidenced by elevated private equity deal activity and “dry powder” (i.e., uncalled capital commitments), as well as M&A financing needs more broadly. The supply / demand imbalance has created an opportunity for providers of private lending solutions, like OHA, to step in and directly originate financing solutions with attractive terms for investors. Capital available for private lending has grown accordingly causing the private lending market to develop in a large and viable alternative source of financing.
•Changes in Corporate Borrower Behavior. With this backdrop, corporate borrowers also increasingly seek the advantages of private lending solutions, compared to traditional lending markets. These benefits include greater structuring flexibility, transaction privacy, certainty of pricing and terms, speed of execution and smaller, more manageable lender groups. In recent years, this growth has been particularly pronounced among larger companies and their sponsors seeking customized financing solutions unavailable in traditional financing markets. These borrowers often favor engagement with select trusted lending partners, like OHA, to address their ongoing and often complex financing needs with streamlined private solutions irrespective of market environment. OHA believes that as companies and private equity sponsors become more aware of the depth in the private debt space that has been created by scaled providers, like OHA, they will increasingly weigh this option against public market alternatives for larger companies. OHA believes that its integrated investment activities and engagement with borrowers as a “one-stop” shop across public and private market financing needs position it to capitalize on these evolving borrower behaviors.
•Strength of Private Credit During Volatile Market Environments. Periods of market volatility, such as the dislocation caused by the COVID-19 pandemic and the increased market turbulence and uncertain economic backdrop in 2022, appear to accentuate the advantages of private credit and reinforce the secular trends that drive the growth of the asset class. The availability of capital in the liquid credit market is highly sensitive to market conditions and often becomes constrained during more volatile market environments. This is a consequence of liquid or syndicated loan new issuance relying to a large extent on the creation of collateralized loan obligations (“CLOs”), retail fund flows and other technical forces as banks retrenched from traditional lending markets. Private lending, in contrast, has proven to be a stable and reliable source of capital through periods of volatility, which often expands the opportunity set for private financing. These dynamics are expected to position the Company to secure favorable pricing and rigorous structural protection to drive value for Company investors. Moreover, OHA believes that both normally functioning and challenged market environments have the potential to offer attractive private lending opportunities.
•Privately Originated, Senior Secured Loans Offer Attractive Investment Characteristics. As the market landscape has evolved over the past several years, investors continue to search for asset classes with defensive characteristics that also produce high, current income. While there is inherent risk in investing in any security, senior secured debt is at the top of the capital structure and thus has priority claims in payment among an issuer’s security holders (i.e., senior secured debt holders are due to receive payment before junior creditors
1 Source: LCD Quarterly Leveraged Lending Review, December 31, 2023. Due to a significant decline in loan issuance in the last 12 months, LCD did not track enough observations to compile meaningful averages for investor analysis for 2023. Traditional lending refers to broadly syndicated loans.

and equity holders). Additionally, private credit investments will generally offer higher coupons and total return potential than what is available in the liquid credit markets, primarily due to illiquidity and complexity premia. Senior secured loans also generally consist of floating rate cash interest coupons, which OHA believes can be another attractive return attribute in a rising interest rate environment.
OHA views these changes as long-lasting and the continued market evolution as highly complementary with its differentiated investment capabilities and historical investment process. OHA, therefore, believes that it is well-positioned to continue to capitalize on the growing opportunity to generate attractive risk-adjusted returns from private lending to Larger Borrowers.
OHA’s Differentiated Positioning to Capitalize on Opportunity
OHA believes that it is well-positioned to continue to capitalize on the growing opportunity to generate attractive risk-adjusted returns from private lending to Larger Borrowers. OHA believes that the Company’s investment strategy represents a differentiated approach to private credit investing. More specifically, OHA believes that the following characteristics distinguish the Company as a compelling investment opportunity.
•Deep Credit Investment Experience: OHA has been a credit specialist for more than 30 years. Over that time, it has invested in thousands of companies, accumulating an extensive “library of knowledge” that it believes offers differentiated views on issuers, industries and markets. OHA has also developed deep strategic relationships and robust networks with management teams and private equity sponsors, with a focus on larger companies that are increasingly seeking private credit solutions. OHA believes these historical relationships will remain significant drivers of its private credit investment deal flow.
•Significant Private Credit Investment Expertise: OHA has a long history of private credit investing starting in 2002 that has been tested through several credit cycles. OHA believes that this experience demonstrates its ability to generate attractive risk-adjusted returns with an emphasis on downside protection from private lending. OHA manages numerous investment programs, including the Company, that focus on senior secured corporate private credit investments primarily in North America and Europe. These investment programs seek to capitalize on OHA’s significant and successful history investing in private first lien and unitranche financings, as well as second lien loans and other corporate secured debt. These client solutions include other pooled investment vehicles and single investor mandates structured to solve the various objectives and requirements of OHA’s global investor base. Further, these investment programs and OHA’s broader investment platform provide significant capacity to drive and commit to private financing solutions in scale.
•Highly Experienced Team: The Company benefits from the full capabilities of OHA’s more than 120 investment professionals globally, under the leadership of the Company’s investment committee (the “Investment Committee”). The members of the Investment Committee have worked at OHA for over 25 years on average and have navigated and capitalized on numerous market cycles. Further, the deep continuity of OHA’s senior team has helped institutionalize a highly disciplined investment process. OHA believes that the consistency of this process has contributed to the consistency of its investment results across its corporate credit strategies. This robust process harnesses the complementary skill sets of industry, asset-class, transaction, documentation and workout specialists to enhance sourcing, due diligence, structuring and ongoing monitoring of investments. OHA further believes that the continuity of its team and execution of its time-tested investment process should position it to source and execute on highly attractive opportunities, often on a proprietary basis, on behalf of Company investors.
•Industry-Specialist Investment Team Model: A central component of the Adviser’s and OHA’s investment process is deep and experienced industry-focused investment teams. These teams are typically comprised of three to six professionals and are charged with having a deep understanding of all relevant companies in their sectors. OHA believes that the depth of their expertise meaningfully enhances all aspects of its investment process, contributing to attractive returns with minimal credit losses over time. OHA believes that sponsors and management teams view its industry teams as possessing differentiated perspectives on industry and company-specific matters, deal structures, pricing and other important transaction dynamics. OHA believes this facilitates early discussions with such sponsors and companies, which OHA believes enables OHA to drive key deal terms, access greater size in transactions and, in certain cases, achieve more favorable economics. A deep understanding of industries and companies also positions OHA to suggest proactively creative financing solutions that can drive significant potential value for borrowers, private equity sponsors and, in turn, the Company’s investors. Finally, OHA believes that its sector knowledge also meaningfully enhances the quality of its due diligence. OHA often has a prior relationship with a corporate borrower or its management team, deep knowledge of its competitors and/or ongoing dialogue with key customers, suppliers, industry consultants and other contacts that can offer differentiated perspectives.
•Scaled, “One-stop Shop”: OHA believes that the size and breadth of its $63 billion2 platform solving diverse, often complex financing needs of corporate borrowers across both private and liquid markets is a distinct sourcing advantage. The resulting frequent dialogue and active engagement contribute to proprietary deal flow with significant repeat lender roles for OHA. These capabilities help maximize the number of opportunities that OHA sources which it considers critical given the highly selective nature of its investment process. OHA’s industry teams are responsible for investments in the private and liquid credit markets, which includes working closely with the Firm’s private credit specialists. This framework allows the relevant investment professional to serve as a single point of contact for a borrower that can deliver OHA’s scale and flexible solutions across the range of the corporate borrower’s financing needs over time. In many cases, OHA believes that management teams and sponsors do not know which financing solution will ultimately prove optimal and/or actionable as they assess their options. OHA can seamlessly partner across a full range of private, liquid or hybrid liquid/private solutions, positioning it to be a true partner of choice that can customize the best credit solution, regardless of the structure or complexity. In turn, OHA believes that it is viewed as a trusted, creative and thoughtful long-term lending partner, strongly positioning it when sponsors and management teams seek partners for proprietary financings or when assembling a small lending group. OHA’s flexibility on structure, combined with size to drive transactions, enable it to be a “one-stop shop” which is particularly relevant for Larger Borrowers who access both private and syndicated markets.
•Transaction Leadership: OHA has demonstrated experience leading private credit transactions which it attributes to the competitive advantages described above. OHA’s scale, company- and sector-specific insights, underwriting strength, and structuring expertise position it to engage in complex situations and deliver customized financing solutions that address the unique financing needs of corporate borrowers. Since 2018, OHA has held a leadership position in the vast majority of its private lending investments. Being a sole or primary lender in size fosters and enhances a partnership mentality with the corporate borrower that is differentiated from traditional lending relationships. OHA believes that its ability to lead transactions is a potential source of incremental return as it allows OHA to influence deal terms and structures to the benefit of the Company.
•Larger Borrower Focus: OHA typically focuses on investments in companies with EBITDA of $75 million or greater, which has been a consistent aspect of OHA’s investment process throughout its history. OHA believes this focus and positioning to work with Larger Borrowers benefits the Company in several ways. OHA believes that credit profiles of Larger Borrowers generally benefit from greater business diversification, stronger market positions, experienced management teams and a greater ability to navigate challenging markets. At the same time, many larger companies have complex financing needs to which OHA’s capabilities and solutions are well suited. In addition, OHA believes that fewer capital providers possess the required scale to effectively operate in this segment of the private credit market. In turn, scaled private lending platforms, like OHA, focused on Larger Borrowers currently face less competition than in the market for smaller companies. In particular, OHA observes that demand for private unitranche financings from Larger Borrowers continues to grow significantly, presenting OHA with many attractive investment opportunities in these well-structured facilities. OHA believes that this expanding universe of borrowers offers opportunities to secure more favorable pricing and rigorous structural protections on behalf of investors relative to the public markets where Larger Borrowers historically addressed their financing needs.
•Downside Protection: OHA believes that a key driver of success in private credit investing is the ability to limit credit mistakes and preserve capital. Accordingly, a focus on downside protection has been a core tenet of the Firm’s investment process since inception. This time-tested approach employs a highly disciplined bottom-up, “private equity-style” due diligence process, combined with rigorous transaction structuring to mitigate risk. OHA’s extensive structuring expertise and flexibility combined with its trusted financing partner relationships position it to negotiate highly structured financing solutions that address the unique risks presented by a borrower. OHA believes that this focus on downside protection is evidenced by the low losses across its corporate
2 Capital under management estimated as of December 31, 2023. Includes net asset value, portfolio value and/or unfunded capital. Uses respective USD exchange rates as of month-end for any non-USD assets. Additional information on calculation methodology available upon request.

credit strategies, historically including its private lending strategies. Most recently, OHA believes that its resilience through the COVID-19 pandemic reflects OHA’s underwriting rigor and focus on downside protection.
•Significant Workout and Restructuring Expertise: OHA believes that the expertise gained as a leading distressed investor since 1990 offers a competitive advantage in the execution of its private credit strategy. Since 1990, OHA has made approximately $21 billion in distressed investments as of September 30, 2023. OHA seeks to capitalize on this capability when evaluating and structuring private credit investments to ensure that the transaction documentation offers protection across a broad range of outcomes. OHA believes its expertise as a distressed investor also enhances its ability to move with conviction to seize on opportunities resulting from market volatility in its performing investment activities, including private credit. OHA believes that its distressed investment expertise also provides it with a distinct advantage monitoring and managing investments. Should one of OHA’s performing credit investments encounter difficulty, the relevant industry team will leverage OHA’s extensive workout capabilities. The distressed team will work with the industry team to re-evaluate the company and capital structure from a distressed investing perspective and implement a strategy to optimize results.
Investment Strategies
Our investment objective is to generate attractive risk-adjusted returns, predominately in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation, with a focus on downside protection. The Company will invest in a diversified portfolio of primarily senior secured, privately originated floating rate loans to well-established companies in North America and Europe. The Company seeks to offer investors an all-weather investment solution positioned to generate premium yields and capture investment opportunities through different market environments, including periods of market volatility and rising interest rates.
The Company seeks to capitalize on the deep expertise and extensive relationships with management teams and key market participants that OHA has developed over more than 30 years as a credit specialist to generate attractive risk-adjusted returns providing private financing solutions.

Our investment strategy focuses primarily on directly originated and customized private financing solutions for larger companies. We generally define larger companies as companies with more than $75 million in EBITDA, as may be adjusted for market disruptions, mergers and acquisitions related charges and synergies, and other items. OHA believes its flexible, highly opportunistic approach positions the Company to capitalize on a broad range of deal types including, but not limited to, acquisition-related financings, refinancing, recapitalizations, and other opportunistic solutions across a range of market environments. OHA believes that this approach best positions the Company to identify attractive investments while remaining highly selective, with a central focus on loss avoidance.  While most of our investments will be in U.S. companies, from time to time, we also expect to invest in European and other non-U.S. companies—any such investments would be in the 30% non-qualifying portfolio. Our portfolio may also include equity interests such as common stock, preferred stock, warrants or options, which generally would be obtained as part of providing a broader financing solution. Under normal circumstances, we will not, however, invest in public equity except in connection with a restructuring, recapitalization, refinancing or similar transaction, and/or if the public equity is attached to a debt investment. Most of the debt instruments we invest in are unrated or rated below investment grade, which is often an indication of size, creditworthiness and speculative nature relative to the capacity of the borrower to pay interest and principal. Generally, if our unrated investments were rated, they would be rated below investment grade. These securities, which are often referred to as “junk” or “high yield”, have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and are typically not readily traded.
Given the Company’s focus on senior secured private lending and the expected illiquidity of the assets, the Adviser anticipates the majority of the Company’s investments will either be held to maturity or until refinancing of the debt. As a result, the average holding period will vary, but based on the Adviser’s historical private lending investments, the average holding period has been approximately three (3) years. However, the Adviser’s private lending investments are typically issued with contractual maturities of six (6) to eight (8) years. The vast majority of the Company’s portfolio is floating rate.
The Company seeks target position sizes of 2% to 5% of NAV and seek to allocate (a) greater than or equal to 80% of NAV to first lien and unitranche loans and (b) less than or equal to 20% of NAV to second lien loans. The Company’s investment mandate is structured so as to allow for co-investment across OHA’s entire platform, based on existing SEC exemptive relief under Rule 17d-1 under the 1940 Act and any additional SEC exemptive relief obtained in the future. The Company also abides by the following incurrence-based investment guidelines:
•Single Issuer Limitation: 15% of NAV

•Geographical Limitations (based on NAV):
◦U.S.-based issuer: > 80%
◦Non-U.S.-based issuer: < 20%
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
The Company will not invest in pooled investment vehicles, other than special purpose entities or special purpose vehicles and similar constructs employed for deal-related structuring, tax, legal or regulatory purposes.  The Company may originate and/or purchase certain debt assets, including ancillary equity assets through the use of one or more wholly-owned or controlled subsidiaries. These subsidiaries will be consolidated with the Company for financial reporting and 1940 Act purposes. The Company complies with the provisions of the 1940 Act governing capital structure and leverage (Section 61) on an aggregate basis with these subsidiaries so that the Company treats the subsidiaries’ debt as its own for purposes of Section 18 of the 1940 Act. Any investment adviser to a subsidiary complies with the provisions of the 1940 Act relating to investment advisory contracts (Section 15) as if it were an investment adviser to the Company under Section 2(a)(20) of the 1940 Act. Any investment advisory agreement between a subsidiary and its investment adviser is a material contract that should be included as an exhibit to the Company’s registration statement. If the same person is the adviser to both the Company and its subsidiary, then, for purposes of complying with Section 15(c), the reviews of the Company’s and the subsidiary’s investment advisory agreements may be combined. A subsidiary complies with provisions of the 1940 Act relating to affiliated transactions and custody (Section 57) and the Company’s custodian will serve as the custodian for each wholly-owned or controlled subsidiary.
The Company will primarily invest in directly originated and customized financing solutions through the primary market, however, it is able to utilize the secondary market when appropriate. A long-established history of investing in both primary and secondary credit markets affords OHA the flexibility to pursue attractive risk-adjusted returns in a variety of market conditions. Additionally, while the Company’s primary investments in directly originated and customized financing solutions cannot be readily liquidated, the Company intends to generally maintain, under normal circumstances, an allocation to broadly syndicated loans and other liquid investments through the secondary market. The Company may also invest in original issue discount (“OID”) securities and payment-in-kind (“PIK”) instruments and the accretion of OID or PIK interest income constitutes a portion of the Company’s income. The Company will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash.
The Company will not engage in hostile transactions, except in the event of workouts, restructuring and similar insolvency proceedings and transactions or to otherwise protect an existing investment in the case of an extraordinary event.
We expect to pay quarterly distributions. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.
Investment Selection
The Adviser implements its strategy through a highly disciplined and consistent investment process that OHA believes has contributed significantly to its strong performance over time. The key features of this process have been tested through multiple cycles since the Firm’s inception. These features include a deep, fundamental “private equity-style” due diligence process and a focus on loss avoidance and risk-adjusted returns. The investment process leverages the vast library of knowledge that the Firm has gained investing in thousands of companies since the early 1990s. In addition, across its platform, the Firm generally will have investments in several hundred companies at any given time. OHA believes that the strong integration of its investment team positions its investment process to benefit significantly from the vast amount of information gleaned on the broader economy, financial markets and at the industry and company level across the platform. These insights are regularly shared between industry teams, portfolio managers and product specialists through frequent dialogue and collaboration leading to a diversity of perspective from all areas of the Firm. The Company’s investment process will leverage OHA’s over 120-person investment team across the U.S. and Europe.3  OHA believes that the consisten
3 As of December 31, 2023.

cy of its process and the depth and experience of its investment team position it to build a diversified portfolio of private credit investments that generate attractive income-oriented returns with downside protection for the Company.
Sourcing: OHA believes that it has developed a strong sourcing network over its more than 30 years as a credit market specialist in the U.S. and Europe, which enhances its ability to generate a wide range of differentiated investment ideas. The Firm has developed deep strategic relationships partnering with private equity sponsors, company management teams, bankers, attorneys, consultants, restructuring advisors and other key industry participants. OHA believes that having a broad sourcing strategy that focuses on direct origination from sponsors and management teams, as well as working with banks, advisors and other market participants positions the Company to source the greatest number of potentially attractive investments. This robust and diversified deal flow is particularly important given OHA’s highly selective investment process and focus on risk-adjusted returns. Moreover, OHA believes that it has proven, and is viewed, to be a creative and thoughtful partner that can work quickly and constructively to meet the needs of its counterparties.
OHA believes that the integration of its liquid and private credit investment strategies into a $63 billion credit specialist platform solving diverse, often complex financing needs across these markets is a distinct sourcing advantage.4 Notably, the scale of OHA’s firm-wide investment activities creates a high volume and frequency of engagement with sponsors, borrowers and other partners and counterparties. This framework continuously enriches knowledge of issuers, sponsors and their strategic and financing objectives across the OHA platform which drives private lending deal flow. For example, at any given time, OHA may be in dialogue with a sponsor on a private new issue transaction, a syndicated new issue transaction and a stressed or distressed investment that the Firm acquired in the secondary market. That dialogue may be focused on existing portfolio companies, potential new buy-out or M&A opportunities. OHA believes that this frequency of dialogue not only enhances its relationships, but also positions it to engage early when the next financing opportunity arises.
OHA further believes that its industry-specialist investment model facilitates the working relationship and optimizes connectivity between market participants and OHA, further enhancing deal flow and proprietary sourcing. A private equity sponsor does not need to contact a separate team at OHA or be concerned that the Firm may not have the appropriate capital to participate. The Firm’s integrated model fosters a highly efficient and consistent process for counterparties. For example, as the financing strategy evolves for a company, a transaction can shift from the liquid to private markets or from a second lien loan to a streamlined unitranche solution, and OHA believes that it can drive and transition nimbly with the opportunity toward the ultimate outcome. Given these dynamics, OHA believes that it has developed particularly strong relationships with the more active sponsors and transaction partners who work on larger transactions, which will be the focus of the Company. Overall, OHA believes it is positioned to see both a large number of opportunities and a broad range of investment types across the capital structure.
Screening: A critical component of the investment process is screening to determine which opportunities will advance to the full due diligence process. Given the large number of potential opportunities that OHA expects to source for the Company and the highly rigorous nature of its credit process, initial investment screening is highly selective. The screening process, which typically will include one or more members of the Investment Committee and the relevant industry team, will seek to ensure appropriate prioritization of Company opportunities and resources. At this initial phase, the relevant team members will assess the likelihood that the opportunity may meet the Company’s return objectives while offering appropriate downside protection. OHA believes its industry-expertise and deep “library of knowledge” across companies and capital structures is particularly helpful in assessing opportunities.
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
4 Capital under management estimated as of December 31, 2023. Includes net asset value, portfolio value and/or unfunded capital. Uses respective USD exchange rates as of month-end for any non-USD assets. Additional information on calculation methodology available upon request.

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
Investment decisions for the Company will be made by its Investment Committee. In reaching their decisions, the Investment Committee members will seek to draw upon all relevant expertise developed throughout their careers and across the Firm for any given investment, with primary input coming from industry team members, asset class specialists and other OHA portfolio managers. The Company maintains a restricted list (the “Restricted List”) of companies that it does not intend to invest in. This Restricted List will be updated from time to time, but is not anticipated to be updated more than once per year. The Restricted List will be made available to any Member of the Company upon reasonable request.
Structuring/Execution: OHA believes its scale, integrated approach, structuring expertise and flexibility across capital structures position it to move quickly and drive transaction processes and optimal outcomes for all parties. In many cases, OHA has accumulated information on a specific company or investment opportunity over multiple years prior to making an investment, positioning it to execute more quickly than other potential financing providers. OHA typically works with lender groups that are small and seeks true partnerships between the lenders and sponsors and management teams, reinforcing its ability to drive transaction processes. OHA believes that its demonstrated ability to lead transactions is a potential source of incremental return as it allows OHA to influence deal terms and structures to the benefit of the Company. OHA further believes that benefits of its private solutions to borrowers, including process and customization advantages, better position it to structure legal documentation with a certain degree of downside protection in addition to negotiating attractive pricing. OHA’s breadth and expertise also often enable it to offer multiple financing solutions increasing the opportunity to develop a structure that satisfies borrower objectives and OHA’s return and downside protection priorities.

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
Valuation Process: Each month, we will value investments in our portfolio. Such values will be disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available are recorded at such market quotations. With respect to investments for which market quotations are not readily available, the Board has designated the Adviser as the valuation designee to determine the fair value of such investments.
Managerial Assistance: As a BDC, we must offer, and provide upon request, significant managerial assistance to certain of our portfolio companies except where the Company purchases securities of an issuer in conjunction with one or more other persons acting together, one of the other persons in the group makes available such managerial assistance. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. The Administrator will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than the Adviser, will retain any fees paid for such assistance.
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
The Adviser and its affiliates will share any investment and sale opportunities with its other clients and the Company in accordance with the Advisers Act and firm-wide allocation policies, which generally provide for allocations to be determined in a fair and equitable manner under the circumstances taking into account a variety of factors. Subject to the Advisers Act, certain other clients may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such other clients’ respective governing agreements.
In addition, as a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely in certain circumstances limit the Company’s ability to make investments or enter into other transactions alongside other clients.

Co-Investment Relief

The Company and the Adviser have obtained an exemptive order (the “Co-Investment Exemptive Order”) from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such Co-Investment Exemptive Order, the Board may establish objective criteria (“Board Criteria”) clearly defining co-investment opportunities in which the Company will have the opportunity to participate with one or more listed or private OHA-managed BDCs and other public or private OHA funds that target similar assets. If an investment falls within the Board Criteria, the Company will have an opportunity to participate. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on its investment strategy). The co-investment would generally be allocated to us, any other OHA BDCs and the other OHA funds that target similar assets pro rata based on available capital in the applicable asset class. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.
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

Purchase of Our Shares
We offer and sell our Shares in a private placement in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, and outside the United States under the exemption provided by Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. Investors who acquire Shares in our private placement are required to complete, execute and deliver a Subscription Agreement and related documentation, which include customary representations and warranties, certain covenants and restrictions and indemnification provisions. Additionally, such investors could be required to provide due diligence information for compliance with certain legal requirements. We could, from time to time, engage placement or distribution agents and incur placement or distribution fees or sales commissions in connection with the private placement of our Shares in certain jurisdictions outside the United States. The cost of any such placement or distribution fees could be borne by an affiliate of the Adviser. We will not incur any such fees or commissions if our net proceeds received upon a sale of our Shares after such costs would be less than the net asset value per share of our Shares.
A Member will not know our NAV per share applicable on the effective date of the share purchase. However, the NAV per share applicable to a purchase of Shares will generally be available within 20 Business Days after the effective date of the share purchase. At that time, the actual number of Shares purchased based on the Member’s subscription amount will be determined, and the Shares will be credited to the Member’s account as of the effective date of the share purchase. Notice of each share transaction, together with information relevant for personal and tax records, will be furnished to Members (or their financial representatives) as soon as practicable, but no later than seven Business Days after our NAV is determined.

Resource Sharing Agreement

Under a resource sharing agreement (the “Resource Sharing Agreement”) between the Adviser and OHA, OHA provides the Adviser with experienced investment professionals and access to the resources of OHA. These resources and personnel enable the Adviser to fulfill its obligations under the Advisory Agreement. Through the Resource Sharing Agreement, our Adviser benefits from the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of OHA’s investment professionals.

Compensation of Adviser

We pay the Adviser a fee for its services under the Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the Members.

Management Fee

The management fee is payable monthly in arrears at an annual rate of 0.65% of the value of our net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Advisory Agreement, net assets means our total assets (which does not include unfunded Capital Commitments) less the fair value of our liabilities, determined on a consolidated basis in accordance with accounting principles generally accepted in the United States (“GAAP”).

Incentive Fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Incentive Fee Based on Income

The first part of the incentive fee is based on income, whereby the Company will pay the Adviser annually in arrears 12.5% of its Pre-Incentive Fee Net Investment Income Returns (as defined below) for the relevant calendar year subject to a 5.75% annualized hurdle rate (the “Hurdle Rate”). “Pre-Incentive Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Advisory Agreement and an administration agreement with our administrator, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred stock, but excluding the incentive fee and Member servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as OID), debt instruments with PIK interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

We will pay the Adviser an incentive fee with respect to the Company’s Pre-Incentive Fee Net Investment Income Returns as follows:

•No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar year in which the Company’s Pre-Incentive Fee Net Investment Income Returns does not exceed the Hurdle Rate;
•100% of Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the Hurdle Rate but is less than 6.57143% in any calendar year. This portion of the Pre-Incentive Fee Net Investment Income Returns (which exceeds the Hurdle Rate but is less than 6.57143%) is referred to as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.5% of the Company’s Pre-Incentive Fee Net Investment Income Returns as if a Hurdle Rate did not apply if Pre-Incentive Fee Net Investment Income Returns exceeds 6.57143% in any calendar year; and
•12.5% of the Pre-Incentive Fee Net Investment Income Returns , if any, that exceeds 6.57143% in any calendar year, which reflects that once the Hurdle Rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns is paid to the Adviser.

Pre-Incentive Fee Net Investment Income
(expressed as a percentage of the value of net assets per quarter)

0%	1.4375%	1.6429%

ß 0% à	ß 100% à	ß 12.5% à

Percentage of Pre-Incentive Fee Net Investment Income
Allocated to Incentive Fee

These calculations are pro-rated for any period of less than a calendar year and adjusted for any Share issuances during the relevant year. You should be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee Hurdle Rate and may result in a substantial increase of the amount of incentive fees payable to the Adviser with respect to Pre-Incentive Fee Net Investment Income Returns. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a calendar year in which we incur an overall loss taking into account realized and unrealized losses. For example, if we receive Pre-Incentive Fee Net Investment Income Returns in excess of the Hurdle Rate, we will pay the applicable incentive fee even if we have incurred a loss in that calendar year due to realized and unrealized capital losses.

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

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

For purposes of computing the Company’s incentive fee on income and the incentive fee on capital gains, the calculation methodology will look through derivative financial instruments or swaps as if we owned the reference assets directly. The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated.

Liability Insurance

The Company has obtained liability insurance for the benefit of its Board members and officers (other than with respect to claims resulting from the willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of his or her office) on a claims-made basis.

Administration Agreement

Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to Members and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of our Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. We will reimburse the Administrator for the reasonable fees, costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation, the base compensation, bonus and benefits, rent, utilities, insurance, payroll taxes, bonuses, employee benefits, furnishings, telecommunications and certain information services and certain office expenses, including office supplies and equipment and other similar expenses and the other routine overhead expenses of such investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to the Company (individually and collectively, “Overhead”) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of OHA or any of its affiliates, subject to the limitations described in Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party. The Administrator intends to hire a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.

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

Certain Terms of the Advisory Agreement and Administration Agreement

Each of the Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated as described below, each of the Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Board members (as defined below). We may terminate the Advisory Agreement upon 60 days’ written notice, and the Administration Agreement upon 60 days’ written notice, without payment of any penalty. The decision to terminate either agreement may be made by a majority of the Board or the Members holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, the Adviser may terminate the Advisory Agreement upon at least 60 days’ written notice and the Administrator may terminate the Administration Agreement upon at least 60 days’ written notice. The Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment.

To the fullest extent permitted by law, none of the Adviser, any sub-adviser, each of their respective directors, trustees, officers, equityholders or members (and their equityholders or members, including the owners of their equityholders or members), agents, employees, controlling persons (as determined under the 1940 Act (“Controlling Persons”)), any other person or entity affiliated with the Adviser or sub-adviser (including each of their respective directors, trustees, officers, equityholders or members (and their equityholders or members, including the owners of their equityholders or members), agents, employees or Controlling Persons) and any other person or entity acting on behalf of, the Adviser or sub-adviser (each, a “Protected Person”) shall be liable to the Company or any Member for (a) any intentional and material breach of the Advisory Agreement, action taken or omitted to be taken, or alleged to be taken or omitted to be taken, by a Protected Person or any other person with respect to the Company, including any negligent act or failure to act, except for any liability resulting from such Protected Person’s own fraud, willful misfeasance or gross negligence or (b) losses due to the negligence of brokers or other agents of the Company unless such Protected Person was responsible for the selection of such broker or other agent and such Protected Person acted in such selection with fraud, willful misfeasance or gross negligence. Each Protected Person may consult with counsel and accountants in respect of Company affairs (including interpretations of this Agreement) and shall be fully protected and justified in any action or inaction that is taken or omitted in good faith, in reliance upon and in accordance with the advice or opinion of such counsel or accountants selected without fraud, willful misfeasance or gross negligence. In determining whether a Protected Person acted with the requisite degree of care, such Protected Person shall be entitled to rely on written or oral reports, opinions, certificates and other statements of the officers, directors, employees, consultants, attorneys, accountants and professional advisors of the Company and the Adviser, selected without fraud, willful misfeasance or gross negligence; provided, that such counsel or accountants were provided with all facts known by the Company or the Adviser (and believed to be material) in connection with the advice being sought.

To the fullest extent permitted by law, the Company shall indemnify, hold harmless, protect and defend each Protected Person from and against any and all losses, claims, damages, costs, liabilities and/or actions, suits or proceedings (whether civil, criminal, administrative or investigative and whether such action, suit or proceeding is brought or initiated by the Company or a third party), including legal fees or other expenses incurred in investigating or defending against any such losses (including trade error losses), claims, damages, costs, liabilities or actions, suits or proceedings, and any amounts expended in settlement of any claims approved by the Company and/or the Adviser (as applicable) (collectively, “Liabilities”) to which any Protected Person may become subject: (i) by reason of any act or omission or alleged act or omission (even if negligent) performed or omitted to be performed on behalf of the Company, its Adviser and/or any of their respective Affiliates or otherwise in connection with the business of the Company or its investment activities; (ii)by reason of the fact that such Protected Person is or was acting (or omitting to act) in connection with the business of the Company or its investment activities or its investment adviser in any capacity or that it is or was serving at the request of the Company as a direct or indirect partner, stockholder, member, director, officer, employee, manager, trustee, and/or legal representative of any Person, including any subsidiary or any issuer; or (iii) by reason of any other act or omission or alleged act or omission (even if negligent) arising out of or in connection with the activities of the Company; unless, in each case, such Liability (x) was determined by a court of competent jurisdiction to have resulted from such Protected Person’s own intentional and material breach of the Advisory Agreement, fraud, willful misfeasance or gross negligence or (y) results from claims or proceedings arising solely out of internal disputes between or among direct or indirect partners of the Adviser. In addition, the Company may indemnify and hold harmless other service providers of the Company on the same or similar (or other) terms as those described herein with respect to Protected Persons.

Emerging Growth Company

We are an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act.” As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. For so long as we remain an emerging growth company, we will not be required to:

•have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”);
•submit certain executive compensation matters to Member advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding Member vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding Member vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; or
•disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies.

We will remain an emerging growth company for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1.235 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act.

We do not believe that being an emerging growth company will have a significant impact on our business or the offering. We have elected to opt in to the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. In addition, so long as we are externally managed by the Adviser and we do not directly compensate our executive officers, or reimburse the Adviser or its affiliates for the salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Adviser, we do not expect to include disclosures relating to executive compensation in our periodic reports or proxy statements and, as a result, do not expect to be required to seek Member approval of executive compensation and golden parachute compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act.

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Advisory Agreement and the Resource Sharing Agreement and the Administrator or its affiliates pursuant to the Administration Agreement. Each of our executive officers is employed by the Adviser or its affiliates. Our day-to-day investment operations will be managed by the Adviser. The services necessary for the sourcing and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates. The investment team will focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments. In addition, we will reimburse the Administrator for its costs, expenses and allocable portion of Overhead, including compensation paid by the Administrator (or its affiliates) to the Company’s chief compliance officer and chief financial officer and their respective staffs as well as other administrative personnel (based on the percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Company).
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
(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An “Eligible Portfolio Company” is defined in the 1940 Act as any issuer which:
(a)is organized under the laws of, and has its principal place of business in, the United States;

(b)is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c)satisfies any of the following:
(i)does not have any class of securities that is traded on a national securities exchange;
(ii)has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
(iii)is controlled by a BDC or a group of companies, including a BDC and the BDC has an affiliated person who is a director of the Eligible Portfolio Company; or
(iv)is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
(2)Securities of any Eligible Portfolio Company controlled by the Company.
(3)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the Eligible Portfolio Company.
(5)Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
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
Leverage and Senior Securities; Coverage Ratio. While we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Shares if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance, we have agreed not to issue any indebtedness or any class of shares senior to our Shares without both Board approval and the approval of holders of a majority of our outstanding Shares. On November 14, 2022, our sole Member approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any distribution to our Members unless we meet the applicable asset coverage ratios at the time of the distribution. We are also permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

Code of Ethics. We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Investors may read and copy this code of ethics at the SEC’s Public Reference Room in Washington, D.C. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. Investors may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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
Other. We will be periodically examined by the SEC for compliance with the 1940 Act, and be subject to the periodic reporting and related requirements of the Exchange Act.
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

Distributions

We have declared distributions each quarter beginning in June 2023 through the date of this report and expect to continue to pay regular quarterly distributions. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our Members of at least 90% of investment company taxable income.

There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, net proceeds from the current offering or return of capital, and we have no limits on the amounts we may pay from such sources. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from this and any future offering and the performance of our investments. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of this offering will result in us having less funds available to acquire investments. As a result, the return investors realize on their investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute an investor’s interest in us on a percentage basis and may impact the value of an investor’s investment especially if we sell these securities at prices less than the price an investor paid for Shares. Over time, we intend to fund distributions fully from cash flow from operations.

From time to time, we may also pay special interim distributions in the form of cash or Shares at the discretion of our Board.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash distributions declared by the Board on behalf of our Members who do not elect to receive their distributions in cash as provided below. As a result, if the Board authorizes, and we declare, a cash distribution or other distribution, then our Members who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional Shares, rather than receiving the cash distribution or other distribution. Distributions on fractional shares will be credited to each participating Member’s account to three decimal places.

Valuation Procedures

We conduct the valuation of our investments, upon which our NAV is based, at all times consistent with GAAP and the 1940 Act. We value our investments in accordance with Topic 820 of the U.S. Financial Accounting Standards Board’s Accounting Standards Codification, as amended, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices or values derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

Investments that are listed or traded on an exchange and are freely transferrable are valued at either the closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) on the principal exchange on which the investment is listed or traded. Investments for which other market quotations are readily available will typically be valued at those market quotations. To validate market quotations, we will utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Where it is possible to obtain reliable, independent market quotations from a third party vendor, we will use these quotations to determine the value of our investments. We utilize mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. The Adviser obtains these market quotations from independent pricing services, if available; otherwise from at least two principal market makers or primary market dealers. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment.

Where prices or inputs are not available, or, in the judgment of the Adviser, not reliable, valuation approaches based on the facts and circumstances of the particular investment will be utilized. Securities that are not publicly traded or whose market prices are not readily available, as will be the case for a substantial portion of our investments, are valued at fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, the Board, based on, among other things, the input of the Adviser, the Company’s audit committee (the “Audit Committee”) and independent valuation firms engaged at the direction of the Board to review our investments. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.

With respect to the quarterly valuation of investments, we undertake a multi-step valuation process each quarter in connection with determining the fair value of our investments for which reliable market quotations are not readily available as of the last calendar day of each quarter, which includes, among other procedures, the following:

•The valuation process begins with each investment being preliminarily valued by the Adviser’s valuation team in conjunction with the Adviser’s investment professionals responsible for each portfolio investment;
•In addition, independent valuation firms engaged by the Adviser prepare quarter-end valuations of each such investment that was originated or purchased prior to the first calendar day of the quarter and (ii) is not a de minimis investment, as determined by the Adviser. The independent valuation firms provide a final range of values on such investments to the Adviser. The independent valuation firms also provide analyses to support their valuation methodology and calculations;
•The Adviser’s Valuation Committee reviews each valuation recommendation to confirm they have been calculated in accordance with the valuation policy and compares such valuations to the independent valuation firms’ valuation ranges to ensure the Adviser’s valuations are reasonable;
•The Adviser’s Valuation Committee determines the fair value of each investment in the portfolio in good faith; and
•The Board and Audit Committee periodically review the valuation process and provide oversight in accordance with the requirements of Rule 2a-5 under the 1940 Act.

When we determine our NAV as of the last day of a month that is not also the last day of a calendar quarter, the Adviser’s valuation team will prepare preliminary fair value estimates for each investment consistent with the methodologies set forth in the valuation policy. If an individual asset for which reliable market quotations are not readily available is known by the Adviser’s valuation team to have experienced a significant observable change5 since the most recent quarter end, an independent valuation firm may from time-to-time be asked by the Adviser’s valuation team to provide an independent fair value range for such asset. The independent valuation firm will provide a final range of values for each such investment to the Adviser’s Valuation Committee, along with analyses to support its valuation methodology and calculations.

As part of the valuation process, the Adviser will take into account relevant factors in determining the fair value of our investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant, of: (i) the estimated enterprise value of a portfolio company, generally based on an analysis of discounted cash flows, publicly traded comparable companies and comparable transactions, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, and (v) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Adviser will consider whether the pricing indicated by the external event corroborates its valuation.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are set forth below. The guidelines will be reviewed periodically by the Adviser, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, the Adviser has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of clients and not subrogate client interests to its own interests. Rule 206(4)-6 under the Advisers Act places specific requirements on registered investment advisers with proxy voting authority.

Proxy Policies

The Adviser’s policies and procedures are reasonably designed to ensure that the Adviser votes proxies in the best interest of the Company and addresses how it will resolve any conflict of interest that may arise when voting proxies and, in so doing, to maximize the value of the investments made by the Company, taking into consideration the Company’s investment horizons and other relevant factors. It will review on a case-by-case basis each proposal submitted for a Member vote to determine its impact on the portfolio securities held by its clients. Although the Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

Decisions on how to vote a proxy generally are made by the Adviser. The Investment Committee and the members of the investment team covering the applicable security often have the most intimate knowledge of both a company’s operations and the potential impact of a proxy vote’s outcome. Decisions are based on a number of factors which may vary depending on a proxy’s subject matter, but are guided by the general policies described in the proxy policy. In addition, the Adviser may determine not to vote a proxy after consideration of the vote’s expected benefit to clients and the cost of voting the proxy. To ensure that its vote is not the product of a conflict of interest, the Adviser will require the members of
5 A significant observable event generally refers to the material loss of physical assets, a payment default or payment deferral, a bankruptcy filing or a liquidity event relating to the interests held or the issuer.

the Investment Committee to disclose any personal conflicts of interest they may have with respect to overseeing a Company’s investment in a particular company.

Proxy Voting Records

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 1 Vanderbilt Avenue, 16th Floor New York, NY 10017.
Reporting Obligations and Available Information
The Company will furnish Members with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as the Company determines to be appropriate or as may be required by law. The Company is required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act. Members and the public may view materials the Company files with the SEC free of charge on the SEC’s website (http://www.sec.gov) or by contacting the Company’s investor relations department at ulend.ir@oakhilladvisors.com.

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and the purchase, ownership and disposition of our Shares. This discussion does not purport to be complete or to deal with all aspects of U.S. federal income taxation that may be relevant to Members in light of their particular circumstances. Unless otherwise noted, this discussion applies only to U.S. Members that hold our Shares as capital assets. A U.S. Member is an individual who is a citizen or resident of the United States, a U.S. corporation, a trust if it (a) is subject to the primary supervision of a court in the United States and one or more U.S. persons have the authority to control all substantial decisions of the trust or (b) has made a valid election to be treated as a U.S. person, or any estate the income of which is subject to U.S. federal income tax regardless of its source. This discussion is based upon present provisions of the Code, the regulations promulgated thereunder, and judicial and administrative ruling authorities, all of which are subject to change, or differing interpretations (possibly with retroactive effect). This discussion does not represent a detailed description of the U.S. federal income tax consequences relevant to special classes of taxpayers including, without limitation, financial institutions, insurance companies, investors in pass-through entities, U.S. Members whose “functional currency” is not the U.S. dollar, tax-exempt organizations, dealers in securities or currencies, traders in securities or commodities that elect mark to market treatment, or persons that will hold our Shares as a position in a “straddle,” “hedge” or as part of a “constructive sale” for U.S. federal income tax purposes. In addition, this discussion does not address the application of the Medicare tax on net investment income or the U.S. federal alternative minimum tax, or any tax consequences attributable to persons being required to accelerate the recognition of any item of gross income with respect to our Shares as a result of such income being recognized on an applicable financial statement. Prospective investors should consult their tax advisors with regard to the U.S. federal tax consequences of the purchase, ownership, or disposition of our Shares, as well as the tax consequences arising under the laws of any state, foreign country or other taxing jurisdiction.

Taxation as a Regulated Investment Company

The Company has elected to be treated, and intends to qualify each taxable year thereafter, as a RIC under Subchapter M of the Code.

To qualify for the favorable tax treatment accorded to RICs under Subchapter M of the Code, the Company must, among other things: (1) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year; (2) have filed with its return for the taxable year an election to be a RIC or have made such election for a previous taxable year; (3) derive in each taxable year at least 90% of its gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or other income (including but not limited to gains from options, futures or forward contracts) derived with respect to its business of investing in such stock, securities, or currencies; and (b) net income derived from an interest in certain publicly-traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a “Qualified Publicly-Traded Partnership”); and (4) diversify its holdings so that, at the end of each quarter of each taxable year of the Company (a) at least 50% of the value of the Company’s total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5% of the value of the Company’s total assets, and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of the Company’s total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers which the Company controls and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more Qualified Publicly-Traded Partnerships (described in 3(b) above).

As a RIC, the Company generally will not be subject to U.S. federal income tax on its investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) and net capital gain (the excess of net long-term capital gain over net short-term capital loss), if any, that it distributes in each taxable year to its Members, provided that it distributes at least 90% of the sum of its investment company taxable income and its net tax-exempt income for such taxable year. Generally, the Company intends to distribute to its Members, at least annually, substantially all of its investment company taxable income and net capital gains, if any.

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax. To prevent imposition of the excise tax, the Company must distribute during each calendar year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of its capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 of the calendar year and (iii) any ordinary income and capital gains for previous years that were not distributed during those years. For these purposes, the Company will be deemed to have distributed any income or gains on which it paid U.S. federal income tax.

A distribution will be treated as paid on December 31 of any calendar year if it is declared by the Company in October, November or December with a record date in such a month and paid by the Company during January of the following calendar year. Such distributions will be taxable to Members in the calendar year in which the distributions are declared, rather than the calendar year in which the distributions are received.

If the Company failed to qualify as a RIC or failed to satisfy the 90% distribution requirement in any taxable year, the Company would be subject to U.S. federal income tax at regular corporate rates on its taxable income (including distributions of net capital gain), even if such income were distributed to its Members, and all distributions out of earnings and profits would be taxed to Members as ordinary dividend income. Such distributions generally would be eligible (i) to be treated as “qualified dividend income” in the case of individual and other non-corporate Members and (ii) for the dividends received deduction in the case of corporate Members. In addition, the Company could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.

In such case, however, we anticipate that the associated tax liability would not be material, and that such non-compliance would not have a material adverse effect on our business, financial condition and results of operations, although there can be no assurance in this regard.

Item 1A.    Risk Factors
Investing in our Shares involves a number of significant risks. The following information is a discussion of the material risk factors associated with an investment in our Shares specifically, as well as those factors generally associated with an investment in a company with investment objectives, investment policies, capital structure or trading markets similar to ours. In addition to the other information contained in this Annual Report on Form 10-K, investors should consider carefully the following information before making an investment in our Shares. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of our Shares could decline, and investors may lose all or part of their investment.
Risks Relating to an Investment in the Company
The Company May Not be Able to Meet its Investment Objective.  The Adviser cannot provide assurances that it will be able to identify, choose, make or realize investments of the type targeted for the Company.  There is also no guarantee that the Adviser will be able to source attractive investments for the Company within a reasonable period of time. There can be no assurance that the Company will be able to generate returns for the investors or that returns will be commensurate with the risks of the investments.  The Company may not be able to achieve its investment objective and investors may lose some or all of their invested capital.  The failure by the Company to obtain indebtedness on favorable terms or in the desired amount will adversely affect the returns realized by the Company and impair the Company’s ability to achieve its investment objective.
The Company is Dependent on the Investment Team.  The success of the Company depends in substantial part on the skill and expertise of the investment team.  Although the Adviser believes the success of the Company is not dependent upon any particular individual, there can be no assurance that the members of the investment team will continue to be affiliated with the Adviser throughout the life of the Company or will continue to be available to manage the Company.  The unavailability of members of the investment team to manage the Company’s investment program could have a material adverse effect on the Company.
The Company’s Investments are Illiquid and There are Restrictions on Withdrawal.  An investment in the Company is suitable only for certain sophisticated investors that have no need for immediate liquidity in respect of their investment and who can accept the risks associated with investing in illiquid investments. Our Shares are illiquid investments for which there is not and will likely not be a secondary market.

The Company Has Limited Operating History. The Company is a diversified, closed-end management investment company that elected to be regulated as a BDC and has limited operating history. As a result, prospective investors have a limited track record or history on which to base their investment decision. There can be no assurance that the results achieved by similar strategies managed by OHA or its affiliates will be achieved for the Company. Past performance should not be relied upon as an indication of future results. Moreover, the Company is subject to all of the business risks and uncertainties associated with any new business, including the risk that it will not achieve its investment objective and that the value of an investor’s investment could decline substantially or that the investor will suffer a complete loss of its investment in the Company.

The Adviser and the members of the investment team have limited prior experience managing a BDC, and the investment philosophy and techniques used by the Adviser to manage a BDC may differ from the investment philosophy and techniques previously employed by the Adviser, its affiliates, and the members of the investment team in identifying and managing past investments. In addition, the 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. The Adviser’s and the members of the investment team’s limited experience in managing a portfolio of assets under such constraints may hinder their respective ability to take advantage of attractive investment opportunities and, as a result, achieve the Company’s investment objective.
Investors Have No Right to Control the Company’s Operations.  The Company is managed exclusively by the Adviser.  Company investors will not make decisions with respect to the management, disposition or other realization of any investment, the day-to-day operations of the Company, or any other decisions regarding the Company’s business and affairs, except for limited circumstances.  Specifically, Company investors will not have an opportunity to evaluate for themselves the relevant economic, financial and other information regarding investments by the Company or receive any financial information issued directly by the portfolio companies that is available to the Adviser.  Company investors should expect to rely solely on the ability of the Adviser with respect to the Company’s operations.
The Company’s Assets are Subject to Recourse.  The assets of the Company, including any investments made by and any capital held by the Company are available to satisfy all liabilities and other obligations of the Company, as applicable.  If the Company becomes subject to a liability, parties seeking to have the liability satisfied may have recourse to the Company’s assets generally and may not be limited to any particular asset, such as the investment giving rise to the liability.
The Adviser May be Required to Expedite Investment Decisions.  Investment analyses and decisions by the Adviser may be required to be undertaken on an expedited basis to take advantage of investment opportunities.  In such cases, the information available to the Adviser at the time of making an investment decision may be limited.  Therefore, no assurance can be given that the Adviser will have knowledge of all circumstances that may adversely affect an investment.  In addition, the Adviser may rely upon independent consultants and other sources in connection with its evaluation of proposed investments, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants or other sources or to the Company’s right of recourse against them in the event errors or omissions do occur.
The Company is Subject to Risks Relating to Insurance. The Adviser has purchased and maintains an omnibus insurance policy which includes coverage in respect of the Company, the Adviser and their affiliates, as well as other clients, including certain of their respective indemnified persons (which omnibus insurance policy or policies may provide coverage to the Adviser and its affiliates, as applicable, for events unrelated to the Company).  The premiums for such shared insurance policies generally are borne by the clients covered by such policies, and such shared insurance policies have an overall cap on coverage for all the insured parties thereunder.  To the extent an insurable event results in claims in excess of such cap, the Company may not receive as much in insurance proceeds as it would have received if separate insurance policies had been purchased for each insured party.  Similarly, insurable events may occur sequentially in time while subject to a single overall cap.  To the extent insurance proceeds for one such event are applied towards a cap and the Company experiences an insurable loss after such event, the Company’s receipts from such insurance policy may also be diminished.  Insurance policies covering the Company, the premiums of which are paid in whole or in part by the Company, may provide insurance coverage to indemnified persons for conduct that would not be covered by indemnification.  In addition, the Company may need to initiate litigation in order to collect from an insurance provider, which may be lengthy and expensive for the Company and which ultimately may not result in a financial award.  In addition, the Adviser may cause the Company to purchase and maintain insurance coverage that provides coverage to the Company, certain indemnified persons, or the Adviser, in which case, the premiums would be borne by the Company.
While the Adviser expects to allocate insurance expenses in a manner it determines to be fair and equitable, taking into account any factors it deems relevant to the allocation of such expenses, because of the uncertainty of whether claims will arise in the future and the timing and the amount that may be involved in any such claim, the determination of how to allocate such expenses may require the Adviser to take into consideration facts and circumstances that are subjective in nature.  It is unlikely that the Adviser will be able to accurately allocate the expenses of any such insurance policies based on the actual claims related to a particular client, including the Company.
The Company is Subject to Risks Relating to Indemnification.  The Company is required to indemnify the Adviser, the members of the Board and each other person indemnified under the LLC Agreement for liabilities incurred in connection with the LLC Agreement, the Advisory Agreement and the Company’s activities, except in certain circumstances. Subject to the limits on indemnification under Section 17(h) of the 1940 Act, the Company’s LLC Agreement provides that the Company shall not indemnify such persons to the extent liability and losses are the result of, negligence or misconduct in the case of an Interested Board member, officer, employee, controlling person or agent of the Company, or gross negligence or willful misfeasance in the case of an Independent Board member. Subject to the limits on indemnification under Section 17(i) of the 1940 Act, the Advisory Agreement provides that the Adviser shall not be protected against any liability to the Company or its Members by reason of intentional and material breach of the Advisory Agreement, willful misfeasance, bad faith or gross negligence on the Adviser’s part in the performance of its duties or by reason of the reckless disregard of its duties and obligations. The Company will also indemnify certain other service providers, including the Administrator and the Company’s auditors, as well as consultants and sourcing, operating and joint venture partners.  Such liabilities may be material and may have an adverse effect on the returns to the Company investors.  The indemnification obligation of the Company would be payable from the assets of the Company. The application of the indemnification and exculpation standards may result in Company investors bearing a broader indemnification obligation in certain cases than they would in the absence of such standards.  As a result of these considerations, even though such provisions will not act as a waiver on the part of any investor of any of its rights which are not permitted to be waived under applicable law, the Company may bear significant financial losses even where such losses were caused by the negligence or other conduct of such indemnified persons.
The Company is Subject to Risks Relating to Certain Proceedings and Investigations.  The Adviser and its affiliates and/or the Company may be subject to claims (or threats of claims), and governmental investigations, examinations, requests for information, audits, inquiries, subpoenas and other regulatory or civil proceedings.  The outcome of any investigation, action or proceeding may materially adversely affect the value of the Company, including by virtue of reputational damage to the Adviser and may be impossible to anticipate.  Any such investigation, action or proceeding may continue without resolution for long periods of time and may consume substantial amounts of the Adviser’s time and attention, and that time and the devotion of these resources to any investigation, action or proceeding may, at times, be disproportionate to the amounts at stake in such investigation, action or proceeding.  The unfavorable resolution of such items could result in criminal or civil liability, fines, settlements, charges, penalties or other monetary or non-monetary remedies or sanctions that could negatively impact the Adviser and/or the Company.  In addition, such actions and proceedings may involve claims of strict liability or similar risks against the Company in certain jurisdictions or in connection with certain types of activities.  In some cases, the expense of such investigations, actions or proceedings and paying any amounts pursuant to settlements or judgments would be borne by the Company.
The Company is Not Registered as an Investment Company Under the 1940 Act.  While the Company is not registered as an investment company under the 1940 Act, it will be subject to regulation as a BDC under the 1940 Act and will be required to adhere to the provisions of the 1940 Act applicable to BDCs.   The Shares have not been recommended by any U.S. federal or state, or any non-U.S., securities commission or regulatory authority.  Furthermore, the foregoing authorities have not confirmed the accuracy or determined the adequacy of this annual report.  Any representation to the contrary is a criminal offense.

The Company is Subject to Risks Relating to Portfolio Valuation.  The Board has designated the Adviser as the “valuation designee” to determine the valuation of the Company’s investments. The Adviser as the valuation designee will (1) periodically assess and manage valuation risks; (2) establish and apply fair value methodologies; (3) test fair value methodologies; (4) oversee and evaluate third-party pricing services; (5) provide the Board with reporting required under Rule 2a-5 under the 1940 Act; and (6) maintain recordkeeping requirements under Rule 31a-4.  The Adviser, subject to the oversight of the Board, determines the valuation of the Company’s investments. It is expected that the Company will have a limited ability to obtain accurate market quotations for purposes of valuing most of its investments, which may require the Adviser to make fair value determinations, in accordance with valuation policies established by the Board, of the Company’s debt investments on a valuation date.  Further, because of the overall size and concentrations in particular markets, the maturities of positions that may be held by the Company from time to time and other factors, the liquidation values of the Company’s investments may differ significantly from the interim valuations of these investments derived from the valuation methods described herein.  If the Adviser’s valuation should prove to be incorrect, the stated value of the Company’s investments could be adversely affected.  Absent bad faith or manifest error, valuation determinations of the Adviser will be conclusive and binding on the Company investors. Valuations of our portfolio, which will affect the amount of the management fee and incentive fee and our performance results, may involve uncertainties and judgmental determinations. Further, the methodology for the calculation of the management fee and incentive fee creates a potential conflict of interest for the Adviser in recommending valuations.
Valuation of the types of assets in which the Company invests are inherently subjective.  In addition, the Adviser may have an interest in determining higher valuations in order to be able to present better performance to prospective investors.  In certain cases, the Company may hold an investment in an issuer experiencing distress or going through bankruptcy.  In such a situation, the Adviser may continue to place a favorable valuation on such investment due to the Adviser’s determination that the investment is sufficiently secured despite the distressed state or bankruptcy of the issuer.  However, no assurances can be given that this assumption is justified or that such valuations will be accurate in the long term.  In addition, an investment in a portfolio company may not be permanently written-off or permanently written down despite its distressed state or covenant breach until such portfolio company experiences a material corporate event (e.g., bankruptcy or partial sale) which establishes an objective basis for such revised valuation.  In these circumstances, the Adviser has an interest in delaying any such write-offs or write-downs to maintain a higher management fee base and thus, management fees paid to the Adviser.
In addition, the Company may rely on third-party valuation agents to verify the value of certain investments. An investment may not have a readily ascertainable market value and accordingly, could potentially make it difficult to determine a fair value of an investment and may yield an inaccurate valuation.  Further, because of the Adviser’s knowledge of the investment, the valuation agent may defer to the Adviser’s valuation even where such valuation may not be accurate or the determination thereof involved a conflict of interest.  An inaccurate valuation of an investment could have a substantial impact on the Company.
The Company is Subject to Risks Relating to Rights Against Third Parties, Including Third-Party Service Providers.  The Company is reliant on the performance of third-party service providers, including OHA (in its capacity as the Adviser and the Administrator), auditors, legal advisors, lenders, bankers, brokers, consultants, sourcing, operating and joint venture partners and other service providers (collectively, “Service Providers”).  Further information regarding the duties and roles of certain of these Service Providers is provided in this registration statement.  The Company may bear the risk of any errors or omissions by such Service Providers.  In addition, misconduct by such Service Providers may result in reputational damage, litigation, business disruption and/or financial losses to the Company.  Each Company investor’s contractual relationship in respect of its investment in Shares of the Company is with the Company only and Company investors are not in contractual privity with the Service Providers.  Therefore, generally, no Company investor will have any contractual claim against any Service Provider with respect to such Service Provider’s default or breach.  Accordingly, Company investors must generally rely upon the Adviser to enforce the Company’s rights against Service Providers.  In certain circumstances, which are generally not expected to prevail, Company investors may have limited rights to enforce the Company’s rights on a derivative basis or may have rights against Service Providers if they can establish that such Service Providers owe duties to the Company investors.  In addition, Company investors will have no right to participate in the day-to-day operation of the Company and decisions regarding the selection of Service Providers.  Rather, the Adviser will select the Company’s Service Providers and determine the retention and compensation of such providers without the review by or consent of the Company investors.  The Company investors must therefore rely on the ability of the Adviser to select and compensate Service Providers and to make investments and manage and dispose of investments.
The Company is Subject to Risks Relating to Consultation with Sourcing and Operating Partners.  In certain circumstances, sourcing and operating partners may be aware of and consulted in advance in relation to certain investments made by the Company.  While sourcing and operating partners will be subject to confidentiality obligations, they are not restricted from engaging in any activities or businesses that may be similar to the business of the Company or competitive with the Company.  In particular, sourcing and operating partners may use information available to them as sourcing and operating partners of the Adviser in a manner that conflicts with the interests of the Company.  Except in limited circumstances, the sourcing and operating partners are generally not obligated to account to the Adviser for any profits or income earned or derived from their activities or businesses or inform the Adviser of any business opportunity that may be appropriate for the Company.
The Company is Subject to Risks Relating to the Timing of Realization of Investments.  The Adviser, in its discretion, may seek to realize the Company’s investments earlier than originally expected, which may be accomplished through one or more transactions, including, subject to the provisions of the 1940 Act, transactions with another investment fund or account sponsored or managed by OHA (collectively “Other OHA Investors”), which will be for a price equal to the fair value of such investment.  The value of such investment, subject to approval by the Board, will be determined by the Adviser and verified by one or more third-party valuation agents.  The Adviser may seek such realizations in order to support the Company’s target risk/return profile with respect to the Company’s unrealized investments, taking into account such factors as the Company’s expense ratio relative to such assets and the availability of, or repayment obligations with respect to, any credit facilities.
The Company is Subject to Risks Relating to the Use of Proceeds.  While the Company generally intends to make all distributions of net proceeds in accordance with “Use of Proceeds,” the amount and timing of distributions from the Company to the Company investors will be at the discretion of the Board, who may also direct that amounts available for distribution be retained in the Company (i) to be used to satisfy, or establish reserves for, the Company’s current or anticipated obligations (including management fees, incentive fees and any other expenses) or (ii) for reinvestment of the cost basis of an investment.  Accordingly, there can be no assurance as to the timing and amount of distributions from the Company.
The Company May be Required to Disclose Information Regarding Company Investors.  The Company, the Adviser or their respective affiliates, Service Providers, or agents may from time to time be required or may, in their discretion, determine that it is advisable to disclose certain information about the Company and the Company investors, including investments held directly or indirectly by the Company and the names and level of beneficial ownership of certain of the Company investors, to (i) regulatory or taxing authorities of certain jurisdictions, which have or assert jurisdiction over the disclosing party or in which the Company directly or indirectly invests, or (ii) any lenders, counterparty of, or service provider to, the Adviser or the Company (and its subsidiaries).  Disclosure of confidential information under such circumstances will not be regarded as a breach of any duty of confidentiality and, in certain circumstances, the Company, the Adviser or any of their affiliates, Service Providers or agents, may be prohibited from disclosing to any Company investor that any such disclosure has been made.
The Company is Subject to Operational Risks.  The Company is subject to operational risk, including the possibility that errors may be made by the Adviser or its affiliates and Service Providers in certain transactions, calculations or valuations on behalf of, or otherwise relating to, the Company. Company investors may not be notified of the occurrence of an error or the resolution of any error.  Generally, the Adviser, its affiliates and Service Providers will not be held accountable for such errors, and the Company may bear losses resulting from such errors.
The Company is Subject to Risks Relating to Exposure to Material Non-Public Information.  OHA conducts a broad range of private and public debt investment businesses generally without internal information barriers in the ordinary course.  As a result, from time to time, OHA (in its capacity as investment manager of investment vehicles, funds or accounts or in connection with investment activities on its own behalf) receives material non-public information with respect to issuers of publicly-traded securities or other securities in connection with, among other examples, acquisitions, refinancings, restructurings of such issuers which OHA reviews or participates in, oftentimes unrelated to its management of the Company.  In such circumstances, the Company may be prohibited, by law, contract or by virtue of OHA’s policies and procedures, from (i) selling all or a portion of a position in such issuer, thereby potentially incurring trading losses as a result, (ii) establishing an initial position or taking any greater position in such issuer, and (iii) pursuing other investment opportunities related to such issuer.
The Company is Subject to Risks Relating to Technology Systems.  The Company depends on the Adviser to develop and implement appropriate systems for its activities.  The Company may rely on computer programs to evaluate certain securities and other investments, to monitor their portfolios, to trade, clear and settle securities transactions and to generate asset, risk management and other reports that are utilized in the oversight of the Company’s activities.  In addition, certain of the Company’s and the Adviser’s operations interface with or depend on systems operated by third parties, including loan servicers, custodians and administrators, and the Adviser may not always be in a position to verify the risks or reliability of such third-party systems.  For example, the Company and the Adviser generally expect to provide statements, reports, notices, updates, requests and any other communications in electronic form, such as e-mail or posting on a web-based reporting site or other internet service, in lieu of or in addition to sending such communications as hard copies via fax or mail.  These programs or systems may be subject to certain defects, failures or interruptions, including, but not limited to, those caused by ‘hacking’ or other security breaches, computer ‘worms,’ viruses and power failures.  Such failures could cause settlement of trades to fail, lead to inaccurate accounting, recording or processing of trades and cause inaccurate reports, which may affect the Company’s ability to monitor its investment portfolio and its risks.  Any such defect or failure could cause the Company to suffer financial loss, disruption of its business, liability to clients or third parties, regulatory intervention or reputational damage.
The Company is Subject to Risks Relating to Cybersecurity.  The Company, the Adviser and their Service Providers are subject to risks associated with a breach in cybersecurity.  Cybersecurity is a generic term used to describe the technology, processes and practices designed to protect networks, systems, computers, programs and data from both intentional cyber-attacks and hacking by other computer users as well as unintentional damage or interruption that, in either case, can result in damage and disruption to hardware and software systems, loss or corruption of data and/or misappropriation of confidential information.  For example, information and technology systems are vulnerable to damage or interruption from computer viruses, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Such damage or interruptions to information technology systems may cause losses to a Company investor by interfering with the processing of investor transactions, affecting the Company’s ability to calculate net asset value or impeding or sabotaging the investment process.  The Company may also incur substantial costs as the result of a cybersecurity breach, including those associated with forensic analysis of the origin and scope of the breach, increased and upgraded cybersecurity, identity theft, unauthorized use of proprietary information, litigation, adverse investor reaction, the dissemination of confidential and proprietary information and reputational damage.  Any such breach could expose the Company and the Adviser to civil liability as well as regulatory inquiry and/or action (and the Adviser may be indemnified by the Company in connection with any such liability, inquiry or action).  In addition, any such breach could cause substantial withdrawals from the Company.  Company investors could also be exposed to losses resulting from unauthorized use of their personal information.  While the Adviser has implemented various measures to manage risks associated with cybersecurity breaches, including establishing a business continuity plan and systems designed to prevent cyber-attacks, there are inherent limitations in such plans and systems, including the possibility that certain risks (including any ongoing breaches) have not been identified.  Cyber incidents and developments and disruptions to financial, economic, public health, labor and other global market conditions can obstruct the regular functioning of business work forces (including requiring employees to work from external locations or from their homes), cause business slowdowns or temporary suspensions of business activities, each of which can negatively impact Company service providers and Company operations. In addition, work-from-home arrangements by the Company, the Manager or their service providers could increase all of the above risks, create additional data and information accessibility concerns, and make the Company, the Manager or their service providers susceptible to operational disruptions, any of which could adversely impact their operations. Furthermore, the Company may be appealing targets for cybersecurity threats such as hackers and malware. Similar types of cybersecurity risks also are present for portfolio companies in which the Company invests, which could affect their business and financial performance, resulting in material adverse consequences for such issuers, and causing the Company’s investments in such portfolio companies to lose value.
The Company is currently operating in a period of capital markets disruption, significant volatility and economic uncertainty. The global capital markets are experiencing a period of disruption and instability resulting in increasing spreads between the yields realized on riskier debt securities and those realized on risk-free securities, lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the re-pricing of credit risk in the broadly syndicated market. Highly disruptive market conditions have resulted in increasing volatility and illiquidity in the global credit, debt and equity markets generally. The duration and ultimate effect of such market conditions cannot be accurately forecasted. Extreme uncertainty regarding economic markets is resulting in declines in the market values of potential investments and declines in the market values of investments after they are made or acquired by the Company and affecting the potential for liquidity events involving such investments or portfolio companies. During periods of market disruption, portfolio companies may be more likely to seek to draw on unfunded commitments the Company has made, and the risk of being unable to fund such commitments is heightened during such periods. Applicable accounting standards require the Company to determine the fair value of its investments as the amount that would be received in an orderly transaction between market participants at the measurement date. While most of the Company’s investments are not publicly traded, as part of the Company’s valuation process the Company considers a number of measures, including comparison to publicly traded securities. As a result, volatility in the public capital markets can adversely affect the Company’s investment valuations.
Various social and political tensions around the world may contribute to increased market volatility, may have long-term effects on the worldwide financial markets and may cause further economic uncertainties worldwide. In particular, the consequences of the conflicts in Ukraine and the Middle East may impact portfolio companies.
A prolonged period of market illiquidity may cause the Company to reduce the volume of loans and debt securities originated and/or fund and adversely affect the value of the Company’s portfolio investments, which could have a material and adverse effect on the Company’s business, financial condition, results of operations and cash flows.
We are exposed to risks associated with changes in interest rates.  General interest rate fluctuations may have a substantial negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.
Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In a period of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, with the net impact being an increase to our net investment income. Conversely, if interest rates decrease we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates and to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio. However, we cannot assure investors that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to us. Also, an increase in interest rates available to investors could make an investment in our Shares less attractive if we are not able to pay dividends at a level that provides a similar return, which could reduce the value of our common stock.
The Company is Subject to Risks Relating to Risks Associated with Sourcing, Operating or Joint Venture Partners.  OHA has in the past, and could in the future, work with sourcing, operating and/or joint venture partners, including with respect to particular types of investments or particular sectors or regions.  These arrangements may be structured as joint ventures or contractual service provider relationships.  Where such a partner is engaged, the Adviser may not have the opportunity to diligence the individual investments in which the Company participates and, instead, will be relying on its contractual relationship with, and ongoing diligence of, the sourcing or joint venture partner whose interests may differ from those of the Company.  In certain circumstances, the Adviser may commit to invest in a pre-agreed amount of investments negotiated by the sourcing partner and/or joint venture partner and/or the Adviser may commit to invest in one or more transactions for which the sourcing partner and/or joint venture partner led the due diligence and negotiation processes and the Adviser is given only a limited opportunity to perform due diligence and participate in negotiation of transactional terms.  Company investors should be aware that sourcing, operating and joint venture partners are not expected to owe any fiduciary duties to the Company or the Company investors.
The Company may pay retainers, closing, monitoring, performance or other fees to sourcing, operating and joint venture partners.  Such retainer fees may be netted against a closing fee, if applicable, in connection with the related investment.  However, if no such investment is consummated, the Company will bear any retainer amounts as an expense.  In addition, to the extent the compensation of a sourcing, operating or joint venture partner is based on the performance of the relevant investments, the sourcing, operating or joint venture partner may have an incentive to seek riskier investments than it would have under a different compensation structure.  In this regard, a sourcing, operating or joint venture partner may receive incentive compensation at the expense of the Company.  The expenses of sourcing, operating and joint venture partners may be substantial.  In certain circumstances, the Company or a portfolio company in which the Company invests may pay fees to sourcing, operating and/or joint venture partners in consideration for services, including where the Adviser may have otherwise provided those services without charge.  In other circumstances, sourcing, operating and/or joint venture partners may receive certain third-party fees (such as upfront fees, commitment fees, origination fees, amendment fees, ticking fees and break-up fees as well as prepayment premiums) in respect of an investment, and no such fees will offset or otherwise reduce the management fee payable by Company investors.  The existence of such fees may result in the Company paying fees twice, once to the Adviser in the form of management fees and once to the sourcing, operating or joint venture partners to service or manage the same assets.
Sourcing, operating and/or joint venture partners may invest in the Company.  Joint ventures may give rise to additional risks, including tax risks, and structures utilized in context of joint ventures, including for legal, tax and regulatory reasons, may adversely affect the Company’s pre-tax returns.

The Company is Subject to Risks Relating to Electronic Delivery of Certain Documents.  The Company investors will be deemed to consent to electronic delivery or posting to the Administrator’s website or other service of: (i) certain closing documents such as the LLC Agreement and the Subscription Agreements; (ii) any notices or communications required or contemplated to be delivered to the Company investors by the Company, the Adviser, or any of their respective affiliates, pursuant to applicable law or regulation; (iii) certain tax-related information and documents; and (iv) drawdown notices and other notices, requests, demands, consents or other communications and any financial statements, reports, schedules, certificates or opinions required to be provided to the Company investors under any agreements.  There are certain costs and possible risks associated with electronic delivery.  Moreover, the Adviser cannot provide any assurance that these communication methods are secure and will not be responsible for any computer viruses, problems or malfunctions resulting from the use of such communication methods.  See “– The Company is Subject to Risks Relating to Technology Systems” and “The Company is Subject to Risks Relating to Cybersecurity” above.
The Company is Subject to Risks Relating to Handling of Mail.  Mail addressed to the Company and received at its registered office will be forwarded unopened to the forwarding address supplied by the Company to be processed.  None of the Company, the Adviser or any of their Board members, officers, advisors or Service Providers will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address.
The Company is Subject to General Credit Risks. The Company may be exposed to losses resulting from default and foreclosure of any such loans or interests in loans in which it has invested. Therefore, the value of underlying collateral, the creditworthiness of borrowers and the priority of liens are each of great importance in determining the value of the Company’s investments. In the event of foreclosure, the Company or an affiliate thereof may assume direct ownership of any assets collateralizing such foreclosed loans. The liquidation proceeds upon the sale of such assets may not satisfy the entire outstanding balance of principal and interest on such foreclosed loans, resulting in a loss to the Company. Any costs or delays involved in the effectuation of loan foreclosures or liquidation of the assets collateralizing such foreclosed loans will further reduce proceeds associated therewith and, consequently, increase possible losses to the Company. In addition, no assurances can be made that borrowers or third parties will not assert claims in connection with foreclosure proceedings or otherwise, or that such claims will not interfere with the enforcement of the Company’s rights.
The Prices of the Company’s Investments Can be Volatile. The prices of the Company’s investments can be volatile. In addition, price movements may also be influenced by, among other things, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and national and international political and economic events and policies. In addition, governments from time to time intervene in certain markets. Such intervention often is intended directly to influence prices and may cause or contribute to rapid fluctuations in asset prices, which may adversely affect the Company’s returns.
The Company is Subject to Risks Relating to Syndication and/or Transfer of Investments. The Company may also purchase certain assets (including, participation interests or other indirect economic interests) that have been originated by other affiliated or unaffiliated parties and/or trading on the secondary market. The Company may, in certain circumstances, originate or purchase such assets with the intent of syndicating and/or otherwise transferring a significant portion thereof, including to one or more offshore funds or accounts managed by the Adviser or any of its affiliates. In such instances, the Company will bear the risk of any decline in value prior to such syndication and/or other transfer. In addition, the

Company will also bear the risk of any inability to syndicate or otherwise transfer such assets or such amount thereof as originally intended, which could result in the Company owning a greater interest therein than anticipated.
The Company May Need to Raise Additional Capital. The Company may need additional capital to fund new investments and grow its portfolio of investments once it has fully invested the net proceeds of this offering. Unfavorable economic conditions could increase the Company’s funding costs or limit its access to the capital. A reduction in the availability of new capital could limit the Company’s ability to grow. In addition, the Company is required to distribute at least 90% of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to investors to maintain its qualification as a RIC. As a result, these earnings will not be available to fund new investments. An inability on the Company’s part to access the capital successfully could limit its ability to grow its business and execute its business strategy fully and could decrease its earnings, if any, which would have an adverse effect on the value of its securities.
The Company is Subject to Counterparty Risks. To the extent that contracts for investment will be entered into between the Company and a market counterparty as principal (and not as agent), the Company is exposed to the risk that the market counterparty may, in an insolvency or similar event, be unable to meet its contractual obligations to the Company. The Company may have a limited number of potential counterparties for certain of its investments, which may significantly impair the Company’s ability to reduce its exposure to counterparty risk. In addition, difficulty reaching an agreement with any single counterparty could limit or eliminate the Company’s ability to execute such investments altogether. Because certain purchases, sales, hedging, financing arrangements and other instruments in which the Company will engage are not traded on an exchange but are instead traded between counterparties based on contractual relationships, the Company is subject to the risk that a counterparty will not perform its obligations under the related contracts. Although the Company intends to pursue its remedies under any such contracts, there can be no assurance that a counterparty will not default and that the Company will not sustain a loss on a transaction as a result.
The Company is Dependent on Key Personnel. The Company depends on the continued services of its investment team and other key management personnel. If the Company were to lose any of these officers or other management personnel, such a loss could result in operating inefficiencies and lost business opportunities, which could have a negative effect on the Company’s operating performance. Further, we do not intend to separately maintain key person life insurance on any of these individuals.
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
Investors May be Required to Return Distributions to Satisfy Unpaid Debts of the Company. Under Delaware law, the investors could, under certain circumstances, be required to return distributions made by the Company to satisfy unpaid debts of the Company that were in existence at the time the distributions were made.
The Board May Make Certain Changes in the Company’s Investment Objective, Operating Policies or Strategies Without Prior Notice or Investor Approval.  The Company’s Board has the authority to modify or waive certain of the Company’s operating policies and strategies without prior notice (except as required by the 1940 Act) and without investor approval. However, absent investor approval, the Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC. Under Delaware law, the Company also cannot be dissolved without prior investor approval. The Company cannot predict the effect any changes to its current operating policies and strategies would have on its business, operating results and value of its stock. Nevertheless, the effects may adversely affect the Company’s business and impact its ability to make distributions.
The Company is Subject to Risks Relating to Allocation of Investment Opportunities and Related Conflicts.  The Company generally is prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the Independent Board members and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the Company’s outstanding voting securities is an affiliate of the Company for purposes of the 1940 Act, and the Company generally is prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the Independent Board members. The 1940 Act also prohibits certain “joint” transactions with certain of the Company’s affiliates, which could include investments in the same issuers (whether at the same or different times), without prior approval of the Independent Board members and, in some cases, the SEC. If a person acquires more than 25% of the Company’s voting securities, the Company will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit the Company’s ability to transact business with the Company’s officers or Board members or their affiliates. These prohibitions will affect the manner in which investment opportunities are allocated between the Company and other funds managed by OHA or its affiliates. Most importantly, the Company generally is prohibited from co-investing with Other OHA Accounts or affiliates of the Adviser in OHA-originated loans and financings unless the Company co-invests in accordance with the applicable regulatory guidance with the exemptive order from the SEC permitting such co-investment activities. Accordingly, while the Adviser intends to allocate suitable opportunities among the Company and Other OHA Accounts or affiliates of the Adviser based on the principles described above, the prohibition on co-investing with affiliates could significantly limit the scope of investment opportunities available to the Company. In particular, the decision by OHA to allocate an opportunity to one or more Other OHA Investors or to an affiliate of the Adviser, or the existence of a prior co-investment structure, might cause the Company to forgo an investment opportunity that it otherwise would have made. Similarly, the Company generally may be limited in its ability to invest in an issuer in which an Other OHA Investor or affiliate of the Adviser had previously invested.  The Company may in certain circumstances also be required to sell, transfer or otherwise reorganize assets in which the Company has invested with Other OHA Accounts or affiliates of the Adviser at times that the Company may not consider advantageous.
The Company is Subject to Risks Relating to Distributions.  The Company intends to pay quarterly distributions to Members out of assets legally available for distribution. The Company cannot guarantee that it will achieve investment results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions. If the Company is unable to satisfy the asset coverage test applicable to it as a BDC, or if the Company violates certain debt financing agreements, its ability to pay distributions to Members could be limited. All distributions will be paid at the discretion of the Company’s Board and will depend on the Company’s earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations, compliance with debt financing agreements and such other factors as the Board may deem relevant from time to time. The distributions the Company pays to investors in a year may exceed the Company’s taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.
Investors who periodically receive the payment of a distribution from a RIC consisting of a return of capital for U.S. federal income tax purposes may be under the impression that they are receiving a distribution of RIC’s net ordinary income or capital gains when they are not. Accordingly, investors should read carefully any written disclosure accompanying a distribution from the Company and the information about the specific tax characteristics of the Company’s distributions provided to investors after the end of each calendar year, and should not assume that the source of any distribution is the Company’s net ordinary income or capital gains. To the extent that the Company’s distributions contain a return of capital, such distributions should not be considered the dividend yield or total return of an investment in the Shares. The amount treated as a tax-free return of capital will reduce an investor’s adjusted tax basis in the Shares, thereby increasing the investor’s potential taxable gain or reducing the potential taxable loss on the sale of the Shares.
Risks Relating to the Company’s Investments
Our investments may be risky and, subject to compliance with our 80% test, there is no limit on the amount of any such investments in which we may invest.
Risks Associated with Portfolio Companies.
•The Company is Subject to General Risks. A fundamental risk associated with the Company’s investment strategy is that the companies in whose debt the Company invests will be unable to make regular payments (e.g., principal and interest payments) when due, or at all, or otherwise fail to perform.  Portfolio companies could deteriorate as a result of, among other factors, an adverse development in their business, poor performance by their management teams, a change in the competitive environment, an economic downturn or legal, tax or regulatory changes.  Portfolio companies that the Adviser expects to remain stable may in fact operate at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or to maintain their competitive position, or may otherwise have a weak financial condition or be experiencing financial distress.

•The Company’s Portfolio Companies May be Highly Leveraged.  Portfolio companies may be highly leveraged, and there may be no restriction on the amount of debt a portfolio company can incur.  Substantial indebtedness may add additional risk with respect to a portfolio company, and could (i) limit its ability to borrow money for its working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes; (ii) require it to dedicate a substantial portion of its cash flow from operations to the repayment of its indebtedness, thereby reducing funds available to it for other purposes; (iii) make it more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; and/or (iv) subject it to restrictive financial and operating covenants, which may preclude it from favorable business activities or the financing of future operations or other capital needs.  In some cases, proceeds of debt incurred by a portfolio company could be paid as a dividend to members rather than retained by the portfolio company for its working capital.  Leveraged companies are often more sensitive to declines in revenues, increases in expenses, and adverse business, political, or financial developments or economic factors such as a significant rise in interest rates, a severe downturn in the economy or deterioration in the condition of such companies or their industries.  A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.
If a portfolio company is unable to generate sufficient cash flow to meet principal and interest payments to its lenders, it may be forced to take other actions to satisfy such obligations under its indebtedness.  These alternative measures may include reducing or delaying capital expenditures, selling assets, seeking additional capital, or restructuring or refinancing indebtedness.  Any of these actions could significantly reduce the value of the Company’s investment(s) in such portfolio company.  If such strategies are not successful and do not permit the portfolio company to meet its scheduled debt service obligations, the portfolio company may also be forced into liquidation, dissolution or insolvency, and the value of the Company’s investment in such portfolio company could be significantly reduced or even eliminated.
•The Company is Subject to Risks Relating to Issuer/Borrower Fraud.  Of paramount concern in originating loans is the possibility of material misrepresentation or omission on the part of borrowers or guarantors.  Such inaccuracy or incompleteness may adversely affect the valuation of the collateral underlying the loans or may adversely affect the ability of the Company or its affiliates to perfect or effectuate a lien on the collateral securing the loan.  The Company or its affiliates will rely upon the accuracy and completeness of representations made by borrowers to the extent reasonable, but cannot guarantee such accuracy or completeness.
•The Company is Subject to Risks Due to its Reliance on Company Management.  The Adviser generally will seek to monitor the performance of investments in operating companies either through interaction with the board of the applicable company and/or by maintaining an ongoing dialogue with the company’s management team and/or sponsor.  However, the Company generally will not be in a position to control any borrower by virtue of investing in its debt and the portfolio company’s management will be primarily responsible for the operations of the company on a day-to-day basis.  Although it is the intent of the Company to invest in companies with strong management teams, there can be no assurance that the existing management team, or any new one, will be able to operate the company successfully.  In addition, the Company is subject to the risk that a borrower in which it invests may make business decisions with which the Company disagrees and the management of such borrower, as representatives of the common equity holders, may take risks or otherwise act in ways that do not serve the interests of the debt investors, including the Company.  Furthermore, in exercising its investment discretion, the Adviser may in certain circumstances commit funds of the Company to other entities that will be given a mandate to make certain investments consistent with the Company’s investment objective and that may earn a performance-based fee on those investments.  Once such a commitment is made, such entities will have full control over the investment of such funds, and the Adviser will cease to have such control.
•The Company is Subject to Risks Relating to Environmental Matters.  Ordinary operation or the occurrence of an accident with respect to the portfolio companies in which the Company invest could cause major environmental damage, which may result in significant financial distress to the Company’s investments and any portfolio company holding such assets, even if covered by insurance.  Certain environmental laws and regulations may require that an owner or operator of an asset address prior environmental contamination, which could involve substantial cost and other liabilities.  The Company (and the Company investors) may therefore be exposed to substantial risk of loss from environmental claims arising in respect of its investments.  Furthermore, changes in environmental laws or regulations or the environmental condition of an investment may create liabilities that did not exist at the time of its acquisition and that could not have been foreseen.  Even in cases where the Company are indemnified by the seller with respect to an investment against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or the ability of the Company to achieve enforcement of such indemnities.  See also “– Risk Arising from Provision of Managerial Assistance; Control Person Liability” below.
•The Value of Certain Portfolio Investments May Not be Readily Determinable. Many of the Company’s portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and will be valued at fair value as determined in good faith by the Adviser, including to reflect significant events affecting the value of the Company’s investments. Most, if not all, of the Company’s investments (other than cash and cash equivalents) will be classified as Level 3 assets under ASC 820. This means that the Company’s portfolio valuations will be based on unobservable inputs and the Company’s assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. The Company has retained the services of one or more independent service providers to review the valuation of these loans and securities. The types of factors that may be taken into account in determining the fair value of investments generally include, as appropriate, comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. The Company’s net asset value could be adversely affected if determinations regarding the fair value of the Company’s investments were materially higher than the values that the Company ultimately realizes upon the disposal of such loans and securities. In addition, the method of calculating the management fee and incentive fee may result in conflicts of interest between the Adviser, on the one hand, and investors on the other hand, with respect to the valuation of investments.
•The Company May Elect Not to or May be Unable to Make Follow-On Investments in Portfolio Companies. Following an initial investment in a portfolio company, the Company may make additional investments in that portfolio company as “follow-on” investments, in order to:
•increase or maintain in whole or in part the Company’s equity ownership percentage;
•exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•attempt to preserve or enhance the value of the Company’s investment.
The Company may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments.
The Company has the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and the Company’s initial investment, or may result in a missed opportunity for the Company to increase its participation in a successful operation. Even if the Company has sufficient capital to make a desired follow-on investment, it may elect not to make a follow-on investment because it may not want to increase its concentration of risk, because it prefers other opportunities or because it is inhibited by compliance with BDC requirements, or compliance with the requirements for maintenance of its RIC status.
•The Company May Be Subject to Risks Due to Not Holding Controlling Equity Interests in Portfolio Companies. The Company does not generally intend to take controlling equity positions in the Company’s portfolio companies. To the extent that the Company does not hold a controlling equity interest in a portfolio company, it will be subject to the risk that such portfolio company may make business decisions with which the Company disagrees, and the members and management of such portfolio company may take risks or otherwise act in ways that are adverse to the Company’s interests. Due to the lack of liquidity for the debt and equity investments that the Company typically holds in portfolio companies, the Company may not be able to dispose of its investments in the event it disagrees with the actions of a portfolio company, and may therefore suffer a decrease in the value of its investments.
•The Company is Subject to Risks Relating to Defaults by Portfolio Companies. A portfolio company’s failure to satisfy financial or operating covenants imposed by the Company or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on the portfolio company’s assets representing collateral for its obligations. This could trigger cross defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that the Company holds and the value of any equity securities the Company owns. The Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.
•The Company is Subject to Risks Relating to Third Party Litigation. The Company’s investment activities subject it to the normal risks of becoming involved in litigation initiated by third parties. This risk is somewhat greater where the Company exercises control or influence over a company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent willful misfeasance or gross negligence by the Adviser, be borne by the Company (to the extent not borne by the portfolio companies) and would reduce net assets or could require Company investors to return to the Company distributed capital and earnings. The Adviser and others are indemnified in connection with such litigation, subject to certain conditions.
The Company is Subject to Risks Related to Reliance on Projections.  The Company may rely upon projections developed by the Adviser concerning an investment’s future performance, outcome and cash flow.  Projections are inherently subject to uncertainty and factors beyond the control of the Adviser.  The inaccuracy of certain assumptions, the failure to satisfy certain requirements and the occurrence of other unforeseen events could impair the ability of an investment to realize projected values, outcomes and cash flow.
Economic Conditions May Have Adverse Effects on the Company and the Portfolio Companies.  The Company and the portfolio companies in which the Company invests may be adversely affected by deteriorations in the financial markets and economic conditions throughout the world, some of which may magnify the risks described in herein and have other adverse effects.  Deteriorating market conditions could result in increasing volatility and illiquidity in the global credit, debt and equity markets generally.  The duration and ultimate effect of adverse market conditions cannot be forecast, nor is it known whether or the degree to which such conditions may remain stable or worsen.  Deteriorating market conditions and uncertainty regarding economic markets generally could result in declines in the market values of potential investments or declines in the market values of investments after they are acquired by the Company.  Such declines could lead to weakened investment opportunities for the Company, could prevent the Company from successfully meeting its investment objective or could require the Company to dispose of investments at a loss while such unfavorable market conditions prevail.  In addition, the investment opportunities of the Company may be dependent in part upon the consummation of leveraged buyouts and other private equity sponsored transactions, recapitalizations, refinancings, acquisitions and structured transactions.  If fewer of these transactions occur than the Adviser expects, there may be limited investment opportunities for the Company. Periods of prolonged market stability may also adversely affect the investment opportunities available to the Company.
The Company is Subject to Risks Relating to Reduced Investment Opportunities.  The Adviser believes that periods of volatility and instability in the credit markets can create significant investment opportunities for the Company. The Adviser expects periods of market volatility to occur from time to time. If the credit markets remain stable for a prolonged period, there may be reduced investment opportunities for the Company and/or the Company may not be able acquire investments on favorable terms.  Periods of prolonged market stability may also adversely affect the investment opportunity set available to the Company.
The Company is Subject to Risks Relating to Investments in Undervalued Assets.  The Company may invest in undervalued loans and other assets as part of its investment strategy.  The identification of investment opportunities in undervalued loans and other assets is a difficult task, and there is no assurance that such opportunities will be successfully recognized or acquired.  While investments in undervalued assets offer the opportunity for above-average capital appreciation, these investments involve a high degree of financial risk and can result in substantial or complete losses.
The Company may incur substantial losses related to assets purchased on the belief that they were undervalued by their sellers, if they were not in fact undervalued at the time of purchase.  In addition, the Company may be required to hold such assets for a substantial period of time before realizing their anticipated value, and there is no assurance that the value of the assets would not decline further during such time.  Moreover, during this period, a portion of the Company’s assets would be committed to those assets purchased, thus preventing the Company from investing in other opportunities.  In addition, the Company may finance such purchases with borrowed funds and thus will have to pay interest on such borrowed amounts during the holding period.
The Company Operates in a Competitive Debt Environment.  The business of investing in debt investments is highly competitive and involves a high degree of uncertainty.  Market competition for investment opportunities includes traditional lending institutions, including commercial and investment banks, as well as a growing number of non-traditional participants, such as hedge funds, private equity funds, mezzanine funds, and other private investors, as well as BDCs, and debt-focused competitors, such as issuers of collateralized loan obligations, or CLOs, and other structured loan funds. Some competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than the Company, and thus these competitors may have advantages not shared by the Company.  In addition, competitors may have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to the Company.  Furthermore, competitors may offer loan terms that are more favorable to borrowers, such as less onerous borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Strong competition for investments could result in fewer investment opportunities for the Company, as certain of these competitors have established or are establishing investment vehicles that target the same or similar investments that the Company intends to purchase.
Over the past several years, many investment funds have been formed with investment objectives similar to those of the Company, and many such existing funds have grown in size and have added larger successor funds to their platform.  These and other investors may make competing offers for investment opportunities identified by the Adviser which may affect the Company’s ability to participate in attractive investment opportunities and/or cause the Company to incur additional risks when competing for investment opportunities. Moreover, identifying attractive investment opportunities is difficult and involves a high degree of uncertainty. The Adviser may identify an investment that presents an attractive investment opportunity but may not be able to complete such investment in a manner that meets the objectives of the Company.  The Company may incur significant expenses in connection with the identification of investment opportunities and investigating other potential investments that are ultimately not consummated, including expenses related to due diligence, transportation and legal, accounting and other professional services as well as the fees of other third-party advisors.
The Company is Subject to Risks Relating to Illiquidity of the Company’s Assets and Distributions In Kind.  The Company invests primarily in private illiquid debt, loans and other assets for which no (or only a limited) liquid market exists or that are subject to legal or other restrictions on transfer and are difficult to sell in a secondary market.  In some cases, the Company may be prohibited from selling such investments for a period of time or otherwise be restricted from disposing of such investments.  The market prices, if any, for such assets tend to be volatile, and may fluctuate due to a variety of factors that are inherently difficult to predict.  Furthermore, the types of investments made may require a substantial length of time to liquidate due to the lack of an established market for such investments or other factors.  As a result, there is a significant risk that the Company may be unable to realize its investment objective by sale or other disposition at attractive prices or will otherwise be unable to complete any exit strategy.  Accordingly, the Adviser is unable to predict with confidence what, if any, exit strategies will ultimately be available for any given asset.  Exit strategies which appear to be viable when an investment is initiated may be precluded by the time the investment is ready to be realized due to economic, legal or other reasons, and the Company may not be able to sell assets when the Company desires to do so or to realize what the Adviser perceives to be the fair value of its assets in the event of a sale.  Further, although the Adviser may at the time of making investments expect a certain portion of such investments to be refinanced or repaid before maturity, depending on economic conditions, interest rates and other variables, borrowers may not finance or repay loans early.  Restricted securities may sell at a price lower than similar securities that are not subject to restrictions on resale.  In addition, in times of extreme market disruption, there may be no market at all for one or more asset classes, potentially resulting in the inability of the Company to dispose of its assets for an indefinite period of time. Even if investments are successful, they are unlikely to produce a realized return to Company investors for a period of years.  Furthermore, a portion of interest on investments may be paid in kind rather than in cash to the Company and, in certain circumstances, the Company may exit investments through distributions in kind to Company investors, after which the Company investors will bear the risk of holding the investments and must make their own disposition decisions.
The Company is Subject to Risks Relating to Priority of Repayment of Debt Investments.  The characterization of an investment as senior debt or senior secured debt does not mean that such debt will necessarily have repayment priority with respect to all other obligations of a portfolio company.  Portfolio companies may have, and/or may be permitted to incur, other debt and liabilities that rank equally with or senior to the senior loans in which the Company invests.  If other indebtedness is incurred that ranks in parity in right of payment or proceeds of collateral with respect to debt securities in which the Company invests, the Company would have to share on an equal basis any distributions with other creditors in the event of a liquidation, reorganization, insolvency, dissolution or bankruptcy of such a portfolio company.  Where the Company holds a first lien to secure senior indebtedness, the portfolio companies may be permitted to issue other senior loans with liens that rank junior to the first liens granted to the Company.  The intercreditor rights of the holders of such other junior lien debt may, in any liquidation, reorganization, insolvency, dissolution or bankruptcy of such a portfolio company, affect the recovery that the Company would have been able to achieve in the absence of such other debt.
Even where the senior loans held by the Company are secured by a perfected lien over a substantial portion of the assets of a portfolio company and its subsidiaries, the portfolio company and its subsidiaries will often be able to incur a substantial amount of additional indebtedness, which may have an exclusive lien over particular assets.  For example, debt and other liabilities incurred by non-guarantor subsidiaries of portfolio companies will be structurally senior to the debt held by the Company.  Accordingly, any such debt and other liabilities of such subsidiaries would, in the event of liquidation, dissolution, insolvency, reorganization or bankruptcy of such subsidiary, be repaid in full before any distributions to an obligor of the loans held by the Company.  Furthermore, these other assets over which other lenders have a lien may be substantially more liquid or valuable than the assets over which the Company has a lien.  The Company has and expects to also invest in second-lien secured debt, which compounds the risks described in this paragraph.
The Company is Subject to Risks Relating to Certain Guarantees.  The Company may invest in debt that is guaranteed by a subsidiary of the issuer.  In some circumstances, guarantees of secured debt issued by subsidiaries of a portfolio company and held by the Company may be subject to fraudulent conveyance or similar avoidance claims made by other creditors of such subsidiaries under applicable insolvency laws.  As a result, such creditors may take priority over the claims of the Company under such guarantees.  Under federal or state fraudulent transfer law, a court may void or otherwise decline to enforce such debt and the Company would no longer have any claim against such portfolio company or the applicable guarantor.  In addition, the court might direct the Company to disgorge any amounts already received from the portfolio company or a guarantor.  In some cases, significant subsidiaries of portfolio companies may not guarantee the obligations of the portfolio company; in other cases, a portfolio company may have the ability to release subsidiaries as guarantors of the portfolio company’s obligations.  The repayment of such investments may depend on cash flow from subsidiaries of a portfolio company that are not themselves guarantors of the portfolio company’s obligations.
The Company is Subject to Risks Relating to Secured Loans.  Most of the loans held by the Company are secured.  These investments may be subject to the risk that the Company’s security interests in the underlying collateral are not properly or fully perfected.  Compounding these risks, the collateral securing debt investments will often be subject to casualty or devaluation risks.
The Company is Subject to Risks Relating to Senior Secured Debt and Unitranche Debt.  When the Company invests in senior secured term debt and unitranche debt, it will generally take a security interest in the available assets of these portfolio companies, including equity interests in their subsidiaries.  There is a risk that the collateral securing the Company’s investments may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital.  Also, in some circumstances, the Company’s security interest could be subordinated to claims of other creditors.  In addition, any deterioration in a portfolio company’s financial condition and prospects, including any inability on its part to raise additional capital, may result in the deterioration in the value of the related collateral.  Consequently, the fact that debt is secured does not guarantee that the Company will receive principal and interest payments according to the investment terms or at all, or that the Company will be able to collect on the investment should the Company be forced to enforce its remedies.
The Company is Subject to Business and Credit Risks.  Investments made by the Company generally will involve a significant degree of financial and/or business risk.  The securities in which the Company invests may pay fixed, variable or floating rates of interest, and may include zero coupon obligations or interest that is paid-in-kind (which tend to increase business and credit risks if an investment becomes impaired because there would be little to no realized proceeds through cash interest payments prior to such impairment).  These types of securities are subject to the risk of the issuer’s inability to make principal and interest payments on its obligations (i.e., credit risk) and are also subject to price volatility due to such factors as interest rate sensitivity, market perception of the creditworthiness of the issuer and general market liquidity (i.e., market risk).

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
The Company’s Investments May be Affected by Force Majeure Events. The instruments in which the Company invests may be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism and labor strikes).  Some force majeure events may adversely affect the ability of a portfolio company to perform its obligations until it is able to remedy the force majeure event.  In addition, the cost to a portfolio company of repairing or replacing damaged assets resulting from such force majeure event could be considerable.  Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more companies or its assets, could result in a loss, including if the Company’s investment in such issuer is cancelled, unwound or acquired (which could be without what the Adviser considers to be adequate compensation). Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which the Company may invest specifically. To the extent the Company is exposed to investments in issuers that as a group are exposed to such force majeure events, the Company’s risks and potential losses are enhanced.
The Company is Subject to Risks Relating to Infectious Diseases and Pandemics.  Certain illnesses spread rapidly and have the potential to significantly adversely affect the global economy.  Outbreaks such as the severe acute respiratory syndrome, avian influenza, H1N1/09, and, most recently, the coronavirus (COVID-19), or other similarly infectious diseases may have material adverse impacts on the Company, the Adviser, their respective affiliates and portfolio companies. Actual pandemics, or fear of pandemics, can trigger market disruptions or economic turndowns with the consequences described above.  The Adviser cannot predict the likelihood of disease outbreaks occurring in the future nor how such outbreaks may affect the Company’s investments.
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

The Company is Subject to Risks Relating to Inflation and Deflation. Certain of the Company’s portfolio companies may be impacted by inflation, which may, in turn, impact the valuation of such portfolio companies. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. While the Federal Reserve raised interest rates throughout 2022 and 2023, it has held interest rates steady towards the end of 2023 and indicated that interest rate cuts may occur in 2024. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in monetary or economic policies (or expectations that these policies may change). The Company’s investments may not keep pace with inflation, which would adversely affect the real value of Company Members’ investment in the Company. This risk is greater for fixed-income instruments with longer maturities. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.
Deflation risk is the risk that prices throughout the economy decline over time. Deflation may have an adverse effort on the creditworthiness of issuers and may make issuer default more likely, which may result in a decline in the value of the Company’s assets.
The Company May Invest in Loans with Limited Amortization Requirements.  The Company may invest in loans that have limited mandatory amortization requirements.  While such a loan may obligate a portfolio company to repay the loan out of asset sale proceeds or with annual excess cash flow, such requirements may be subject to substantial limitations and/or “baskets” that would allow a portfolio company to retain such proceeds or cash flow, thereby extending the expected weighted average life of the investment.  In addition, a low level of amortization of any debt over the life of the investment may increase the risk that a portfolio company will not be able to repay or refinance the loans held by the Company when they come due at their final stated maturity.
The Company is Subject to Risks Relating to Potential Early Redemption of Some Investments.  The terms of loans in which the Company invests may be subject to early redemption features, refinancing options, prepayment options or similar provisions which, in each case, could result in the issuer repaying the principal of an obligation held by the Company earlier than expected, either with no or a nominal prepayment premium.  This may happen when there is a decline in interest rates, or when the borrower’s improved credit or operating or financial performance allows the refinancing of certain classes of debt with lower cost debt or when general credit market conditions improve.  Assuming an improvement in the credit market conditions, early repayments of the debt held by the Company could increase.  There is no assurance that the Company will be able to reinvest proceeds received from prepayments in assets that satisfy its investment objective, and any delay in reinvesting such proceeds may materially affect the performance of the Company.  Conversely, if the prepayment does not occur within the expected timeframe or if the debt does not otherwise become liquid, the term of the Company may be longer than expected or the Company may make distributions in kind.
The Company is Subject to Risks Related to the Invasion of Ukraine. On February 24, 2022, Russia launched a full-scale military invasion of Ukraine. In response, countries worldwide, including the United States, have imposed sanctions against Russia on certain businesses and individuals, including, but not limited to, those in the banking, import and export sectors. In particular, U.S. sanctions prohibit any “new investment” in Russia which is defined to include any new purchases of Russian securities. U.S. persons also are required to freeze securities issued by certain Russian entities identified on the List of Specially Designated Nationals, which includes several large publicly traded Russian banks and other companies. Russia has issued various countermeasures that affect the ability of non-Russian persons to trade in Russian securities. This invasion has led, is currently leading, and for an unknown period of time will continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby. These disruptions caused by the invasion have included, and may continue to include, political, social, and economic disruptions and uncertainties that may affect our business operations or the business operations of our portfolio companies. Sanctions have and could further result in Russia taking counter measures or retaliatory actions, which may further impair the value and liquidity of Russian securities. Moreover, disruptions caused by Russian military action or other actions (including cyberattacks and espionage) or resulting actual and threatened responses to such activity, including cyberattacks on the Russian government, Russian companies, or Russian individuals, including politicians, may impact Russia’s economy and Russian issuers of securities in which the Company invests.
The Company is Subject to Risks Relating to Licensing Requirements.  Certain banking and regulatory bodies or agencies in or outside the United States may require the Company, the Adviser and/or certain employees of the Adviser to obtain licenses or authorizations to engage in many types of lending activities including the origination of loans.  It may take a significant amount of time and expense to obtain such licenses or authorizations and the Company may be required to bear the cost of obtaining such licenses and authorizations.  There can be no assurance that any such licenses or authorizations would be granted or, if granted, whether any such licenses or authorizations would impose restrictions on the Company.  Such licenses or authorizations may require the disclosure of confidential information about the Company, Company investors or their respective affiliates, including the identity, financial information and/or information regarding the Company investors and their officers and Board members.  The Company may not be willing or able to comply with these requirements.  Alternatively, the Adviser may be compelled to structure certain potential investments in a manner that would not require such licenses and authorizations, although such transactions may be inefficient or otherwise disadvantageous for the Company and/or any relevant portfolio company, including because of the risk that licensing authorities would not accept such structuring alternatives in lieu of obtaining a license or authorization.  The inability of the Company or the Adviser to obtain necessary licenses or authorizations, the structuring of an investment in an inefficient or otherwise disadvantageous manner, or changes in licensing regulations, could adversely affect the Company’s ability to implement its investment program and achieve its intended results.
The Company is Subject to Risks Relating to Minority Investments and Joint Ventures.  The Company could make minority equity investments in entities in which the Company does not control the business or affairs of such entities.  In addition, the Company could co-invest with other parties through partnerships, joint ventures or other entities and the Adviser may share management fees, incentive fees and/or other forms of compensation with such parties.  It is possible that in some cases the Company will have control over, or significant influence on, the decision making of joint ventures.  However, in other cases, in particular with respect to certain terms, amendments and waivers related to the underlying loans, the joint venture partner may have controlling or blocking rights (including because certain decisions require unanimous approval of the joint venture partners) or a tie vote among joint venture partners may be resolved by an appointed third party.  Where a joint venture partner or third party has controlling or blocking rights or decision-making power with respect to a joint venture matter, there can be no assurance that the matter will be resolved in the manner desired by the Company.  In addition, these types of voting arrangements may slow the decision-making process and hinder the joint venture’s ability to act quickly.
Cooperation among joint venture partners or co-investors on existing and future business decisions will be an important factor for the sound operation and financial success of any joint venture or other business in which the Company is involved.  In particular, a joint venture partner or co-investor may have economic or business interests or goals that are inconsistent with those of the Company, and the Company may not be in a position to limit or otherwise protect the value of one or more of the Company’s investments.  Disputes among joint venture partners or co-investors over obligations, expenses or other matters could have an adverse effect on the financial conditions or results of operations of the relevant businesses.  In addition, the Company may in certain circumstances be liable for actions of its joint venture partners.
In certain cases, conflicts of interest may arise between the Company and a joint venture partner, for example, because the joint venture partner has invested in a different level of the issuer’s capital structure or because the joint venture partner has different investment goals or timelines.  There can be no assurance that a joint venture partner with divergent interests from the Company will cause the joint venture to be managed in a manner that is favorable to the Company.  In addition, it is anticipated that the Company could be invested in debt instruments issued by a joint venture entity while one or more other clients managed by OHA will be invested in equity interests in such entity or vice versa, which presents certain potential conflicts of interest with respect to the capital structure of such entity.
The Company is Subject to Risks from Provision of Managerial Assistance and Control Person Liability.  The Company may obtain rights to participate in the governance of certain of the Company’s portfolio companies.  In such instances, the Company typically will designate board members to serve on the boards of portfolio companies.  The designation of representatives and other measures contemplated could expose the assets of the Company to claims by a portfolio company, its security holders and its creditors, including claims that the Company is a controlling person and thus is liable for securities laws violations and other liabilities of a portfolio company.  The exercise of control over a company may impose additional risks of liability for environmental damage, product defects, failure to supervise management, violation of governmental regulations (including securities laws) or other types of liability in which the limited liability generally characteristic of business ownership may be ignored.  If these liabilities were to arise, the Company might suffer a significant loss.  These measures also could result in certain liabilities in the event of the bankruptcy or reorganization of a portfolio company, could result in claims against the Company if the designated board members violate their fiduciary or other duties to a portfolio company or fail to exercise appropriate levels of care under applicable corporate or securities laws, environmental laws or other legal principles, and could expose the Company to claims that it has interfered in management to the detriment of a portfolio company.  While the Adviser intends to operate the Company in a way that will minimize the exposure to these risks, the possibility of successful claims cannot be precluded, nor can there be any assurance as to whether laws, rules, regulations and court decisions will be expanded or otherwise applied in a manner that is adverse to portfolio companies and the Company and the Company investors.
The Company is Subject to Risks of Investments in Certain Countries.  The Company may make investments in a number of different countries, including in emerging markets, some of which may prove unstable.  Depending on the country in which a portfolio company is located, such investments may involve a number of risks, including the risk of adverse political developments such as nationalization, confiscation without fair compensation or war, and the risk of regulations which might prevent the implementation of cost cutting or other operational improvements.
A portion of the Company’s assets may be invested in loans denominated in currencies other than the U.S. dollar or the price of which is determined with references to such currencies.  As a result, any fluctuation in exchange rates will affect the value of investments.  To the extent it holds non-U.S. dollar-denominated assets, the Company generally expects to employ hedging techniques designed to reduce the risk of adverse movements in currency exchange rates.  Furthermore, the Company may incur costs in connection with conversions between various currencies.
Investments in corporations or assets in certain countries may require significant government approvals under corporate, securities, exchange control, foreign investment and other similar laws.  In addition, such investments may give rise to taxes in local jurisdictions, for which a Company investor may not be entitled to any corresponding credit or tax benefit to a Company investor.  Such investments may also give rise to tax filing obligations for Company investors in these jurisdictions, although the Adviser may structure such investments so as to prevent such obligations from being imposed on Company investors. Also, some governments from time to time may impose restrictions intended to prevent capital flight, which may, for example, involve punitive taxation (including high withholding taxes) on certain securities or asset transfers or the imposition of exchange controls making it difficult or impossible to exchange or repatriate the local currency.  In addition, the laws of various countries governing business organizations, bankruptcy and insolvency may make legal action difficult and provide little, if any, legal protection for investors.
The availability of information within developing countries and emerging market jurisdictions, including information concerning their economies and the securities of companies in such countries, and the amount of government supervision and regulation of private companies in developing countries, generally is more limited than is the case in more developed countries.  The accounting, auditing and financial reporting standards and practices of certain countries may not be equivalent to those employed in more developed countries and may differ in fundamental respects.  Accordingly, the Company’s ability to conduct due diligence in connection with their investments and to monitor the investments may be adversely affected by these factors.  The Company may not be in a position to take legal or management control of its investments in certain countries.  It may have limited legal recourse in the event of a dispute, and remedies might have to be pursued in the courts of the country in question where it may be difficult to obtain and enforce a judgment. These risks are likely to be more pronounced for investments in companies located in emerging markets. The Company may have limited rights and few practical remedies in emerging markets and the ability of U.S. authorities to bring enforcement actions in emerging markets may be limited.
The Company is Subject to Risks Relating to the Euro, the Eurozone and Brexit.  The United Kingdom left the European Union single market and customs union under the terms of a new trade agreement on December 31, 2020 (“Brexit”), which became effective May 1, 2021 and many aspects of the United Kingdom and European Union trade relationship remain subject to further negotiation. The agreement governs the new relationship between the United Kingdom and European Union with respect to trading goods and services, but critical aspects of the relationship remain unresolved and subject to further negotiation and agreement. It is not currently possible to determine the full extent to which Brexit will impact financial markets and potentially, Company investments. Political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets may continue for some time.  In particular, the United Kingdom’s decision to leave the European Union may lead to a call for similar referenda in other European jurisdictions, which may cause increased economic volatility in the European and global markets.
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
In light of the above, no definitive assessment can currently be made regarding the impact that Brexit will have on the Company, the portfolio companies or the investments.
The Company is Subject to Risks Relating to its Hedging Strategy and Policies.  The Company generally expects to employ hedging or other risk management techniques designed to reduce the risk of adverse interest rate or currency movements, credit market risk and certain other risks.  There can be no assurance that any hedging transactions will be successful or comprehensive.  For example, the Company may not be able to or may elect not to hedge interest payments in foreign currencies.  Similarly, the Company may hedge certain credit markets generally in order to seek to provide overall risk reduction to the Company. The variable degree of correlation between price movements of hedging instruments and price movements in the position being hedged creates the possibility that losses on the hedge may be greater, or gains smaller, than losses or gains, as the case may be, in the value of the underlying position.  While the transactions implementing such hedging strategies may reduce certain risks, such transactions themselves may entail certain other risks, such as the risk that counterparties to such transactions may default on their obligations and the risk that the prices and/or cash flows being hedged behave differently than expected.  Thus, while the Company may benefit from the use of hedging mechanisms, unanticipated changes in interest rates, currency exchange rates, commodity prices, securities prices or credit market movements may result in a poorer overall performance for the Company than if it had not entered into such hedging transactions.  Additionally, hedging transactions will add to the cost of an investment, may require ongoing cash payments to counterparties, may subject the Company to the risk that the counterparty defaults on its obligations, and may produce different economic or tax consequences to the Company investors than would apply if the Company had not entered into such hedging transactions.  The Company may engage in short selling and use derivative instruments (including commodities hedging instruments) in implementing hedging transactions, including futures contracts, forward contracts, and options.  Furthermore, upon the bankruptcy, insolvency or liquidation of any counterparty, the Company may be deemed to be a general unsecured creditor of such counterparty and could suffer a total loss with respect to any positions and/or transactions with such counterparty.
The Company is Subject to Risks Relating to Derivatives.  Generally, derivatives are financial contracts whose value depends on, or is derived from, the value of an underlying asset, reference rate or index, and may relate to individual debt or equity instruments, interest rates, currencies or currency exchange rates, commodities, related indexes and other assets.  The Company may, directly or indirectly, use various derivative instruments including options contracts, futures contracts, forward contracts, options on futures contracts, indexed securities and swap agreements for hedging purposes. The Company’s use of derivative instruments involves investment risks and transaction costs to which the Company would not be subject absent the use of these instruments and, accordingly, may result in losses that would not occur if such instruments had not been used.  The use of derivative instruments may entail risks including, among others, leverage risk, volatility risk, duration mismatch risk, correlation risk and counterparty risk.
Changes in Interest Rates May Adversely Affect the Company’s Investments.  Many loans, especially fixed rate loans, decline in value when long-term interest rates increase.  Declines in market value may ultimately reduce earnings or result in losses to the Company, which may negatively affect cash available for distribution to Company investors.  In addition, in a low interest rate environment, borrowers may be less likely to prepay their debts and loans may therefore remain outstanding for a longer period of time.
The Company is Subject to Risks Relating to Contingent Liabilities.  The Company is expected to incur contingent liabilities in connection with an investment from time to time.  For example, in connection with the disposition of an investment, the Company may be required to make representations about the business and financial affairs of the underlying assets or business, or be responsible for the contents of disclosure documents.  These arrangements may result in the incurrence of accrued expenses, liabilities or contingencies for which the Company may establish reserves.  The Company also expects to invest in a delayed draw or revolving credit facility.  If the borrower subsequently draws down on the facility, the Company would be obligated to fund the amounts due.  The Company may incur numerous other types of contingent liabilities.  There can be no assurance that the Company will adequately reserve for its contingent liabilities and that such liabilities will not have an adverse effect on the Company.
The Company is Subject to Risks Relating to High Yield Debt.  The Company may invest a portion of its assets in “higher yielding” (and, therefore, generally higher risk) debt securities when the Adviser believes that debt securities offer opportunities for capital appreciation.  In most cases, such debt will be rated below “investment grade” or will be unrated and face ongoing uncertainties and exposure to adverse business, financial or economic conditions and the issuer’s failure to make timely interest and principal payments.  There are no restrictions on the credit quality of the Company’s loans.  The market for high-yield securities has experienced periods of volatility and reduced liquidity.  The market values of certain of these debt securities may reflect individual corporate developments.  It is likely that a general economic recession or a major decline in the demand for products and services, in which the obligor operates, could have a materially adverse impact on the value of such securities.  In addition, adverse publicity and investor perceptions, whether or not based on fundamental analysis, may also decrease the value and liquidity of these debt securities.
The Company is Subject to Risks Relating to Investments in Unsecured Debt.  The Company may invest a portion of its committed capital in unsecured indebtedness, whereas all or a significant portion of the issuer’s senior indebtedness may be secured.  In such situations, the ability of the Company to influence a portfolio company’s affairs, especially during periods of financial distress or following an insolvency, is likely to be substantially less than that of senior creditors.
The Company is Subject to Risks Relating to Subordinated Loans.  The Company may acquire and/or originate subordinated loans.  If a borrower defaults on a subordinated loan or on debt senior to the Company’s loan, or in the event of the bankruptcy of a borrower, the loan held by the Company will be satisfied only after the senior loans are repaid in full.  Under the terms of typical subordination agreements, senior creditors may be able to block the acceleration of the subordinated debt or the exercise by holders of subordinated debt of other rights they may have as creditors.  Accordingly, the Company may not be able to take the steps necessary or sufficient to protect its investments in a timely manner or at all.  In addition, subordinated loans may not always be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and may not be rated by a credit rating agency.  If a borrower declares bankruptcy, the Company may not have full or any recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan.  Further, the Adviser’s ability to amend the terms of the Company’s loans, assign its loans, accept prepayments, exercise its remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings may be limited by intercreditor arrangements.  In addition, the risks associated with subordinated loan securities include a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including a sustained period of rising interest rates or an economic downturn) may adversely affect the borrower’s ability to pay principal and interest on its loan.  Many obligors on subordinated loan securities are highly leveraged, and specific developments affecting such obligors, including reduced cash flow from operations or the inability to refinance debt at maturity, may also adversely affect such obligors’ ability to meet debt service obligations.  The level of risk associated with investments in subordinated loans increases if such investments are loans of distressed or below investment grade issuers.  Default rates for subordinated loan securities have historically been higher than has been the case for investment grade securities.
The Company is Subject to Risks Relating to Non-Recourse Obligations.  The Company may invest in non-recourse obligations of issuers.  Such obligations are payable solely from proceeds collected in respect of collateral pledged by an issuer to secure such obligations.  None of the owners, officers, managers or incorporators of the issuers, board members, any of their respective affiliates or any other person or entity will be obligated to make payments on the obligations.  Consequently, the Company, as holder of the obligations, must rely solely on distributions of proceeds of collateral debt obligations and other collateral pledged to secure obligations for payments due in respect of principal thereof and interest thereon.  If distributions of such proceeds are insufficient to make payments on the obligations, no other assets will be available for such payments and following liquidation of all the collateral, the obligations of the issuers to make such payments will be extinguished.
The Company is Subject to Risks Relating to Publicly Traded Securities.  Although not the investment focus of the Company, the Company is not prohibited from investing in publicly traded equity and debt securities.  These investments are subject to certain risks, including the risk of loss from counterparty defaults, the risks arising from the volatility of the global fixed-income and equity markets, movements in the stock market and trends in the overall economy, increased obligations to disclose information regarding such companies, increased likelihood of Member litigation against such companies’ board members, which may include OHA personnel, regulatory action by the SEC and increased costs associated with each of the aforementioned risks. When buying a publicly traded security or other publicly traded instruments, the Company may be unable to obtain financial covenants or other contractual rights that the Company might otherwise be able to obtain in making privately-negotiated investments.  Moreover, the Company may not have the same access to information in connection with investments in publicly traded securities or other publicly traded instruments, either when investigating a potential investment or after making an investment, as compared to a privately-negotiated investment.  Publicly traded securities that are rated by rating agencies are often reviewed and may be subject to downgrade, which generally results in a decline in the market value of such security.  Furthermore, the Company may be limited in its ability to make investments and to sell existing investments in public securities or other publicly traded instruments because OHA may have material, non-public information regarding the issuers of those securities or as a result of other OHA policies.  Accordingly, there can be no assurance that the Company will make investments in public securities or other publicly traded instruments or, if it does, as to the amount it will invest.  The inability to sell such securities or instruments in these circumstances could materially adversely affect the investment results of the Company.
The Company is Subject to Risks Associated with Originating Loans to Companies in Distressed Situations.  As part of its lending activities, the Company or its affiliates may originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings.  Although the terms of such financing may result in significant financial returns to the Company, they involve a substantial degree of risk.  Issuers of lower-rated securities generally are more vulnerable to real or perceived economic changes, political changes or adverse industry developments.  If an issuer’s financial condition deteriorates, accurate financial and business information may be limited or unavailable.  In addition, lower-rated investments may be thinly traded and there may be no established secondary or public market.  The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high.  There is no assurance that the Company will correctly evaluate the value of the assets collateralizing the Company’s loans or the prospects for a successful reorganization or similar action.

The Company is Subject to Risks Associated with Investments that May Become Distressed.  The Company may make investments that become distressed due to factors outside the control of the Adviser.  There is no assurance that there will be sufficient collateral to cover the value of the loans and/or other investments purchased by the Company or that there will be a successful reorganization or similar action of the company or investment which becomes distressed.  In any reorganization or liquidation proceeding relating to a company in which the Company invests, the Company may lose its entire investment, may be required to accept cash or securities with a value less than the Company’s original investment and/or may be required to accept payment over an extended period of time. Under such circumstances, the returns generated from the Company’s investments may not compensate the Company investors adequately for the risks assumed.  For example, under certain circumstances, a lender who has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated, or disallowed, or may be found liable for damage suffered by parties as a result of such actions.  In addition, under circumstances involving a portfolio company’s insolvency, payments to the Company and distributions by the Company to the Company investors may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment.  Investments in restructurings involving non-U.S. portfolio companies may be subject to various laws enacted in the countries of their issuance for the protection of creditors.  These considerations will differ depending on the country in which each portfolio company is located or domiciled.
Troubled company and other asset-based investments require active monitoring and may, at times, require participation in business strategy or reorganization proceedings by the Adviser.  To the extent that the Adviser becomes involved in such proceedings, the Company may have participated more actively in the affairs of the company than that assumed generally by a passive investor.  In addition, involvement by the Adviser in an issuer’s or portfolio company’s reorganization proceedings could result in the imposition of restrictions limiting the Company’s ability to liquidate its position in the issuer and/or portfolio company.  Such investments would likely take more time to realize before generating any returns and may not pay Current proceeds during the course of reorganization, which would delay the return of capital to Company investors.
The Company is Subject to Risks Associated with Acquisitions of Portfolios of Loans.  The Company may invest in portfolios of loans.  The Company is unlikely to be able to evaluate the credit or other risks associated with each of the underlying borrowers or negotiate the terms of underlying loans as part of its acquisition but instead must evaluate and negotiate with respect to the entire portfolio of loans or, in the case where the Company invests in contractual obligations to purchase portfolios of loans subsequently originated by a third party, with respect to the origination and credit selection processes of such third party rather than based on characteristics of a static portfolio of loans.  As a result, one or more of the underlying loans in a portfolio may not include some of the characteristics, covenants and/or protections generally sought when the Company acquires or originates individual loans.  Furthermore, while some amount of defaults are expected to occur in portfolios, defaults in or declines in the value of investments in excess of these expected amounts may have a negative impact on the value of the portfolio and may reduce the return that the Company receives in certain circumstances.
The Company is Subject to Risks Associated with Revolver, Delayed-Draw and Line of Credit Investments.  The Company is expected to, from time to time, incur contingent liabilities in connection with an investment.  For example, the Company expects to participate in one or more investments that are structured as “revolvers,” “delayed-draws” or “lines of credit.”  These types of investments generally have funding obligations that extend over a period of time, and if the portfolio company subsequently draws down on the revolver or delayed-draw facility or on the line of credit, the Company would be obligated to fund the amounts due.  However, there can be no assurance that a borrower will ultimately draw down on any such loan, in which case the Company may never fund the investment (in full or in part), which may result in the Company not fully deploying its capital.  There can be no assurance that the Company will adequately reserve for its contingent liabilities and that such liabilities will not have an adverse effect on the Company.
It is possible that a revolver, delayed-draw or line of credit investment would be bifurcated by the Adviser into separate investments, with certain investors (which may or may not include the Company) participating in the initial drawdowns and other investors (which may or may not include the Company) participating in the later drawdowns.  In this situation, it is possible that investors that participate in the initial funding of an investment may receive certain economic benefits in connection with such initial funding, such as OID, closing payments, or commitment fees and these benefits are expected to be allocated based on participation in the initial funding, regardless of participation in future funding obligations.  Conversely, the investors participating only in the later funding obligations will have the benefit of the most recent portfolio company performance information in evaluating their investment whereas the investors that participated in the initial drawdowns (which may or may not include the Company) will be obligated in any event to fund such later funding obligations.  In certain cases, the Company may participate in the initial funding of an investment, but may not participate in later-arising funding obligations (i.e., the revolver, delayed-draw or line of credit portions) related to such investment, including because of capacity limitations that an investment vehicle may have for making new revolver, delayed-draw investments or lines of credit or because OHA forms a new investment fund focused on investing in revolvers, delayed-draw investments and lines of credit.  As a result, the Company may be allocated a smaller or larger portion of revolver, delayed-draw investments or lines of credit than other investors participating in the loan.  Where the Company and any other participating investors have not participated in each funding of an investment on a pro rata basis, conflicts of interest may arise between the Company and the other investors as the interests of the Company and the other investors may not be completely aligned with respect to such investment.  In addition, a revolver, delayed draw investment or line of credit may be senior to the rest of the loan or to the initial funding, and as a result, the interests of the Company may not be aligned with other participating investors.  There can be no assurance that the Company will adequately reserve for its contingent liabilities and that such liabilities will not have an adverse effect on the Company.
The Company is Subject to Risks Associated with Subordinated Debt Tranches.  The Company may make investments in securities, including senior or subordinated and equity tranches, issued by collateralized loan obligations (“CLOs”).  Investments in CLO securities are complex and are subject to a number of risks related to, among other things, changes in interest rates, the rate of defaults and recoveries in the collateral pool, prepayment rates, terms of loans purchased to replace loans in the collateral pool which have pre-paid, the exercise of remedies by more senior tranches and the possibility that no market will exist when the Company seeks to sell its interests in CLO securities.  If a CLO fails to satisfy one of the coverage tests provided in its indenture, all distributions on those CLO securities held by the Company will cease until that CLO brings itself back into compliance with such coverage tests.  CLO securities represent leveraged investments in the underlying collateral held by the CLO issuer.  The use of leverage creates risk for the holders because the leverage increases their exposure to losses with respect to the collateral.  As a result, the occurrence of defaults with respect to only a small portion of the collateral could result in the substantial or complete loss of the investment in the CLO securities.  Payments of principal of, and interest on, debt issued by CLOs, and dividends and other distributions on subordinated and equity tranches of a CLO, are subject to priority of payments.  CLO equity is subordinated to the prior payment of all obligations under debt securities.  Further, in the event of default under any debt securities issued by a CLO, and to the extent that any elimination, deferral or reduction in payments on debt securities occurs, such elimination will be borne first by CLO equity and then by the debt securities in reverse order of seniority.  Thus, the greatest risk of loss relating to defaults on the collateral held by CLOs is borne by the CLO equity.
The Company is Subject to Risks Associated with Covenant-Lite Loans.  Although the Company generally expects the transaction documentation of some portion of the Company’s investments to include covenants and other structural protections, a portion of the Company’s investments may be composed of so-called “covenant-lite loans.”  Generally, covenant-lite loans either do not have certain maintenance covenants that would require the issuer to maintain debt service or other financial ratios or do not contain common restrictions on the ability of the issuer to change significantly its operations or to enter into other significant transactions that could affect its ability to repay such loans.  Ownership of covenant-lite loans may expose the Company to different risks, including with respect to liquidity, price volatility and ability to restructure loans, than is the case with loans that have financial maintenance covenants.  As a result, the Company’s exposure to losses may be increased, which could result in an adverse impact on the issuer’s ability to comply with its obligations under the loan.
The Company is Subject to Risks Associated with Investing in Equity.  Although not a focus of its investment strategy, the Company could from time to time make equity investments.  The value of these securities generally will vary with the performance of the issuer and movements in the equity markets.  As a result, the Company may suffer losses if it invests in equity of issuers whose performance diverges from the Adviser’s expectations or if equity markets generally move in a single direction and the Company has not hedged against such a general move.  Equity investments generally will not feature any structural or contractual protections or payments that the Company may seek in connection with its debt investments.  In addition, investments in equity may give rise to additional taxes and/or risks and the Company may hold these investments through entities treated as corporations for U.S. federal income tax purposes or other taxable structures which may reduce the return from such investments.
The Company is Subject to Risks Associated with Investing in Convertible Securities.  Although not a focus of its investment strategy, the Company could from time to time make investments in convertible securities. Convertible securities are bonds, debentures, notes, preferred stocks or other securities that may be converted into or exchanged for a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula.  A convertible security entitles its holder to receive interest that is generally paid or accrued on debt or a dividend that is paid or accrued on preferred stock, in each case, until the convertible security matures or is redeemed, converted or exchanged.  Because of their embedded equity component, the value of convertible securities is sensitive to changes in equity volatility and price and a decrease in equity volatility and price could result in a loss for the Company.  The debt characteristic of convertible securities also exposes the Company to changes in interest rates and credit spreads.  The value of the convertible securities may fall when interest rates rise or credit spreads widen.  The conversion value of a convertible security is determined by the market price of the underlying common stock.  If the conversion value is low relative to the investment value, the price of the convertible security is governed principally by its investment value.  To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible security will be increasingly influenced by its conversion value.  A convertible security generally will sell at a premium over its conversion value by the extent to which investors place value on the right to acquire the underlying common stock while holding a fixed income security.  Generally, the amount of the premium decreases as the convertible security approaches maturity.  A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument.  If a convertible security held by the Company is called for redemption, the Company will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party.  Any of these actions could have an adverse effect on the Company’s ability to achieve its investment objective.  The Company’s exposure to these risks may be unhedged or only partially hedged.
To a lesser extent, the Company may invest in contingent convertible securities. Contingent convertible securities are subject to additional risks factors. A contingent convertible security is a hybrid debt security typically issued by a non-U.S. bank that may be convertible into equity or may be written down if a pre-specified trigger event such as a decline in capital ratio below a prescribed threshold occurs. If such a trigger event occurs, the Company may lose the principal amount invested on a permanent or temporary basis or the contingent convertible security may be converted to equity. Coupon payments on contingent convertible securities may be discretionary and may be cancelled by the issuer. Holders of contingent convertible securities may suffer a loss of capital when comparable equity holders do not.
The Company is Subject to Risks Associated with Investing in Structured Credit Instruments. The Company may invest in structured credit instruments.  Structured securities are extremely complex and are subject to risks related to, among other things, changes in interest rates, the rate of defaults in the collateral pool, the exercise of redemption rights by more senior tranches and the possibility that a liquid market will not exist in when the Company seeks to sell its interest in a structured security.
The Company is Subject to Risks Associated with Assignments and Participations.  The Company may acquire investments directly, by way of assignment or indirectly by way of participation.  The purchaser of an assignment of a loan obligation typically succeeds to all the rights and obligations of the selling institution and becomes a lender under the loan or credit agreement with respect to the loan obligation.  In contrast, participations acquired in a portion of a loan obligation held by a selling institution typically result in a contractual relationship only with such selling institution, not with the obligor.  Therefore, holders of indirect participation interests are subject to additional risks not applicable to a holder of a direct assignment interest in a loan.  In purchasing a participation, the Company generally would have no right to enforce compliance by the obligor with the terms of the loan or credit agreement or other instrument evidencing such loan obligation, nor any rights of set-off against the obligor, and the Company may not directly benefit from the collateral supporting the loan obligation in which it has purchased the participation.  As a result, the Company would assume the credit risk of both the obligor and the selling institution, which would remain the legal owner of record of the applicable loan.  In the event of the insolvency of the selling institution, the Company may be treated as a general creditor of the selling institution in respect of the participation, may not benefit from any set-off exercised by the selling institution against the obligor and may be subject to any set-off exercised by the obligor against the selling institution.  Assignments and participations are typically sold strictly without recourse to the selling institution, and the selling institution generally will make no representations or warranties about the underlying loan, the portfolio companies, the terms of the loans or any collateral securing the loans.  Certain loans have restrictions on assignments and participations which may negatively impact the Company’s ability to exit from all or part of its investment in a loan.  In addition, if a participation interest is purchased from a selling institution that does not itself retain any portion of the applicable loan, such selling institution may have limited interests in monitoring the terms of the loan agreement and the continuing creditworthiness of the borrower.
The Company is Subject to Risks Relating to Fraudulent Conveyances and Voidable Preferences by Issuers.  Under U.S. legal principles, in a lawsuit brought by an unpaid creditor or representative of creditors of an issuer of indebtedness (including a bankruptcy trustee), if a court were to find that the issuer did not receive fair consideration or reasonably equivalent value for incurring the indebtedness or for granting security, and that after giving effect to such indebtedness or such security, the issuer (a) was insolvent, (b) was engaged in a business for which the remaining assets of such issuer constituted unreasonably small capital or (c) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, such court could determine to invalidate and avoid, in whole or in part, the obligation underlying an investment of the Company as a constructive fraudulent conveyance.  The measure of insolvency for purposes of the foregoing will vary.  Generally, an issuer would be considered insolvent at a particular time if the sum of its debts was then greater than all of its property at a fair valuation, or if the present fair saleable value of its assets was then less than the amount that would be required to pay its probable liabilities on its existing debts as they became absolute and matured.  There can be no assurance as to what standard a court would apply to determine whether the issuer was “insolvent” after giving effect to the incurrence of the indebtedness in which the Company invested or that, regardless of the method of valuation, a court would not determine that the issuer was “insolvent” upon giving effect to such incurrence.
In addition, it is possible a court may invalidate, in whole or in part, the indebtedness underlying an investment of the Company as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the obligor or recover amounts previously paid by the obligor in satisfaction of such indebtedness.  Moreover, in the event of the insolvency of an issuer of a portfolio company, payments made on its indebtedness could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year) before the portfolio company becomes a debtor in a bankruptcy case.
Even if the Company does not engage in conduct that would form the basis for a successful cause of action based upon fraudulent conveyance or preference law, there can be no assurance as to whether any lending institution or other party from which the Company may acquire such indebtedness, or any prior holder of such indebtedness, has not engaged in any such conduct (or any other conduct that would subject such indebtedness to disallowance or subordination under insolvency laws) and, if it did engage in such conduct, as to whether such creditor claims could be asserted in a U.S. court (or in the courts of any other country) against the Company so that the Company’s claim against the issuer would be disallowed or subordinated.
The Company is Subject to Risks Related to Bankruptcy.  One or more of the issuers of an investment held by the Company may become involved in bankruptcy or similar proceedings.  There are a number of significant risks inherent in the bankruptcy process.  First, many events in a bankruptcy are adversarial and beyond the control of the creditors.  While creditors generally are afforded an opportunity to object to significant actions, there can be no assurance that a court would not approve actions which may be contrary to the interests of the Company.  Reorganizations can be contentious and adversarial.  Participants may use the threat of, as well as actual, litigation as a negotiating technique.  Second, the duration of a bankruptcy case can only be roughly estimated.  The bankruptcy process can involve substantial legal, professional and administrative costs to the company and the Company, it is subject to unpredictable and lengthy delays, and during the process the company’s competitive position may erode, key management may depart and the company may not be able to invest adequately.  In some cases, the company may not be able to reorganize and may be required to liquidate assets.  Any of these factors may adversely affect the return on a creditor’s investment.  Third, U.S. bankruptcy law permits the classification of “substantially similar” claims in determining the classification of claims in a reorganization for purpose of voting on a plan of reorganization.  Because the standard for classification is vague, there exists a significant risk that the Company’s influence with respect to a class of securities can be lost by the inflation of the number and the amount of claims in, or other gerrymandering of, the class.  Fourth, in the early stages of the bankruptcy process it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made.  In addition, certain administrative costs and claims that have priority by law over the claims of certain creditors (for example, claims for taxes) may be substantial.  Fifth, a bankruptcy may result in creditors and equity holders losing their ranking and priority as such if they are considered to have taken over management and functional operating control of a debtor.  Sixth, the Company may purchase creditor claims subsequent to the commencement of a bankruptcy case, and it is possible that such purchase may be disallowed by a court if it determines that the purchaser has taken unfair advantage of an unsophisticated seller, which may result in the rescission of the transaction (presumably at the original purchase price) or forfeiture by the purchaser.
Further, several judicial decisions in the United States have upheld the right of borrowers to sue lenders or bondholders on the basis of various evolving legal theories (collectively termed “lender liability”).  Generally, lender liability is founded upon the premise that an institutional lender or bondholder has violated an implied or contractual duty of good faith and fair dealing owed to the borrower or issuer or has assumed a degree of control over the borrower or issuer resulting in the creation of a fiduciary duty owed to the borrower or issuer or its other creditors or Members.  Because of the nature of certain of the investments, the Company could be subject to allegations of lender liability.  Because of the potential of the Adviser to have investments in several positions in the same, different or overlapping levels of a portfolio company’s capital structure, the Company may be subject to claims from creditors of a portfolio company that the investments should be equitably subordinated to the payment of other obligations of the portfolio company by reason of the conduct of the Company, the Adviser or their respective affiliates.  In addition, under certain circumstances, a U.S. bankruptcy court could also recharacterize claims held by the Company as equity interests, and thereby subject such claims to the lower priority afforded equity claims in certain restructuring scenarios.

The Company is Subject to Risks Relating to Exit Financing.  The Company may invest in portfolio companies that are in the process of exiting, or that have recently exited, the bankruptcy process.  Post-reorganization securities typically entail a higher degree of risk than investments in securities that have not undergone a reorganization or restructuring.  Moreover, post-reorganization securities can be subject to heavy selling or downward pricing pressure after the completion of a bankruptcy reorganization or restructuring.  If the Adviser’s evaluation of the anticipated outcome of an investment situation should prove incorrect, the Company could experience a loss.
The Company is Subject to Risks Relating to Bankruptcy Involving Non-U.S. Companies.  Investment in the debt of financially distressed companies domiciled outside the United States involves additional risks.  Bankruptcy law and process may differ substantially from that in the United States, resulting in greater uncertainty as to the rights of creditors, the enforceability of such rights, reorganization timing and the classification, seniority and treatment of claims.  In certain developing countries, although bankruptcy laws have been enacted, the process for reorganization remains highly uncertain, while other developing countries may have no bankruptcy laws enacted, adding further uncertainty to the process for reorganization.
The Company is Subject to Risks Relating to Creditors’ Committee and/or Board Participation.  In connection with some of the investments, the Company may, but is not obligated to, seek representation on official and unofficial creditors’ committees and/or boards (or comparable governing bodies) of the portfolio companies.  While such representation may enable the Adviser to enhance the value of the investments, it may also prevent the Company from disposing of the investments in a timely and profitable manner, because serving on a creditors’ committee increases the possibility that the Company will be deemed an “insider” or a “fiduciary” of the portfolio company.  If the Adviser concludes that its obligations owed to the other parties as a committee or group member conflict with its duties owed to the Company, it may resign from that committee or group, and the Company may not realize the benefits, if any, of participation on the committee or group.  If representation on a creditors’ committee or board causes the Company or the Adviser to be deemed affiliates or related parties of the portfolio company, the securities of such portfolio company held by the Company may become restricted securities, which are not freely tradable.  Participation on a creditors’ committee and/or board representation may also subject the Company to additional liability to which they would not otherwise be subject as an ordinary course, third-party investor.  The Company will indemnify the Adviser or any other person designated by the Adviser for claims arising from such board and/or committee representation, which could adversely affect the return on the investments.  The Company will attempt to balance the advantages and disadvantages of such representation when deciding whether and how to exercise its rights with respect to such portfolio companies, but changes in circumstances could produce adverse consequences in particular situations.
The Company is Subject to Risks of Investments in Special Situations.  The Company’s investments may involve investments in ‘event-driven’ special situations such as recapitalizations, spinoffs, corporate and financial restructurings, litigation or other liability impairments, turnarounds, management changes, consolidating industries and other catalyst-oriented situations.  Investments in such securities are often difficult to analyze, have limited trading histories and have limited in-depth research coverage and, therefore, may present an increased risk of loss to the Company.
The Company is Subject to Risks Associated with Real Estate.  The Company may invest in mortgage-backed securities, individual mortgages and other real estate credit investments.  Investments in mortgage-backed securities are subject to the risks applicable to the risks described above in “– Risks Associated with Subordinated Debt Tranches,” as well as the risks applicable to real estate investments generally.  With respect to particular real estate credit investments, real estate debt instruments that are in default may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and/or a substantial write-down of the principal of such debt instruments.  Even if a restructuring were successful, a risk exists that upon maturity of such real estate debt instrument, replacement “takeout” financing will not be available.  It is possible that the Adviser may find it necessary or desirable to foreclose on collateral securing one or more real estate debt instruments purchased by the Company.  The foreclosure process can be lengthy, uncertain and expensive.  Real estate risks typically include fluctuations in the real estate markets, slowdown in demand for the purchase or rental of properties, changes in the relative popularity of property types and locations, the oversupply of a certain type of property, changes in regional, national and international economic conditions, adverse local market conditions, the financial conditions of tenants, buyers and sellers of properties, changes in building, environmental, zoning and other laws and other governmental rules and fiscal policies, changes in real property tax rates or the assessed values of the investments, changes in interest rates and the availability or terms of debt financing, changes in operating costs, risks due to dependence on cash flow, environmental claims arising in respect of real estate acquired with undisclosed or unknown environmental problems or as to which inadequate reserves had been established, uninsured casualties, risks due to dependence on cash flow and risks and operating problems arising out of the presence of certain construction materials, unavailability of or increased cost of certain types of insurance coverage, such as terrorism insurance, fluctuations in energy prices, acts of God, natural disasters and uninsurable losses, acts of war (declared and undeclared), terrorist acts, strikes and other factors which are not within the control of the Adviser.
The Company is Subject to Risks Associated with Investments in Portfolio Companies in Regulated Industries.  Certain industries are heavily regulated.  The Company may make loans to borrowers operating in industries that are subject to greater amounts of regulation than other industries generally.  These more highly regulated industries may include, among others, energy and power, gaming and healthcare.  Investments in borrowers that are subject to a high level of governmental regulation pose additional risks relative to loans to other companies generally.  Changes in applicable laws or regulations, or in the interpretations of these laws and regulations, could result in increased compliance costs or the need for additional capital expenditures.  If a portfolio company fails to comply with these requirements, it could also be subject to civil or criminal liability and the imposition of fines.  A portfolio company also could be materially and adversely affected as a result of statutory or regulatory changes or judicial or administrative interpretations of existing laws and regulations that impose more comprehensive or stringent requirements on such company.  Governments have considerable discretion in implementing regulations that could impact a portfolio company’s business, and governments may be influenced by political considerations and may make decisions that adversely affect a portfolio company’s business.  Additionally, certain portfolio companies may have a unionized workforce or employees who are covered by a collective bargaining agreement, which could subject any such portfolio company’s activities and labor relations matters to complex laws and regulations relating thereto.  Moreover, a portfolio company’s operations and profitability could suffer if it experiences labor relations problems.  A work stoppage at one or more of any such portfolio company’s facilities could have a material adverse effect on its business, results of operations and financial condition.  Any such problems additionally may bring scrutiny and attention to the Company, which could adversely affect the Company’s ability to implement its investment objective.
The Company is Subject to Risks Associated with Investments in Original Issue Discount and Payment-In-Kind Instruments.  To the extent that we invest in OID or PIK instruments and the accretion of OID or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:
•the higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;
•OID and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;
•the use of PIK and OID securities may provide certain benefits to the Company’s adviser, including increased management fees and incentive compensation;
•an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Adviser’s future base management fees which, thus, increases the Adviser’s future income incentive fees at a compounding rate;
•market prices of PIK instruments and other zero coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
•the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•for accounting purposes, cash distributions to investors representing OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;

•the required recognition of OID or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to Members in order to maintain our ability to maintain tax treatment as a RIC for US federal income tax purposes; and
•OID may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.
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
The Company is Subject to Risks Arising from Entering into a TRS Agreement.  A total return swap (“TRS”) is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements. For purposes of computing the Company’s incentive fee on income and the incentive fee on capital gains, the calculation methodology will look through derivative financial instruments or swaps as if we owned the reference assets directly.
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
The Company is Subject to Risks Associated with Repurchase Agreements.  Subject to our investment objective and policies, it is possible the Company could invest in repurchase agreements as a buyer for investment purposes. Repurchase agreements typically involve the acquisition by the Company of debt securities from a selling financial institution such as a bank, savings and loan association or broker-dealer. The agreement provides that the Company will sell the securities back to the institution at a fixed time in the future for the purchase price plus premium (which often reflects the interests). The Company does not bear the risk of a decline in the value of the underlying security unless the seller defaults under its repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, the Company could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which the Company seeks to enforce its rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses of enforcing its rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, the Company generally will seek to liquidate such collateral. However, the exercise of the Company’s right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, the Company could suffer a loss.
The Company is Subject to Risks Relating to Securities Lending Agreements.  The Company could from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions if our asset coverage, as defined in the 1940 Act, would at least equal 150% (equivalent to $2 of debt outstanding for each $1 of equity) immediately after each such loan. The risks in lending portfolio securities, as with other extensions of credit, consist of possible delay in recovery of the securities or possible loss of rights in the collateral should the borrower fail financially. However, such loans will be made only to brokers and other financial institutions that are believed by the Adviser to be of high credit standing. Securities loans are made to broker-dealers pursuant to agreements requiring that loans be continuously secured by collateral consisting of U.S. government securities, cash or cash equivalents (e.g., negotiable certificates of deposit, bankers’ acceptances or letters of credit) maintained on a daily mark-to-market basis in an amount at least equal at all times to the market value of the securities lent. If the Company enters into a securities lending arrangement, the Adviser, as part of its responsibilities under the Advisory Agreement, will invest the Company’s cash collateral in accordance with the Company’s investment objective and strategies. The Company will pay the borrower of the securities a fee based on the amount of the cash collateral posted in connection with the securities lending program. The borrower will pay to the Company, as the lender, an amount equal to any dividends or interest received on the securities lent.
The Company may invest the cash collateral received only in accordance with its investment objective, subject to the Company’s agreement with the borrower of the securities. In the case of cash collateral, the Company expects to pay a rebate to the borrower. The reinvestment of cash collateral will result in a form of effective leverage for the Company.
Although voting rights or rights to consent with respect to the loaned securities pass to the borrower, the Company, as the lender, will retain the right to call the loans and obtain the return of the securities loaned at any time on reasonable notice, and it will do so in order that the securities may be voted by the Company if the holders of such securities are asked to vote upon or consent to matters materially affecting the investment. The Company may also call such loans in order to sell the securities involved. When engaged in securities lending, the Company’s performance will continue to reflect changes in the value of the securities loaned and will also reflect the receipt of interest through investment of cash collateral by the Company in permissible investments.
Risks Relating to Certain Regulatory and Tax Matters
The Company is Subject to Risks Relating to Regulations Governing the Company’s Operation as a BDC.  The Company will not generally be able to issue and sell its Shares at a price below net asset value per share. The Company may, however, sell Shares, or warrants, options or rights to acquire the Company’s Shares, at a price below the then-current net asset value per share of the Company’s Shares if the Company’s Board determines that such sale is in the Company’s best interests, and if investors approve such sale. In any such case, the price at which the Company’s securities are to be issued and sold may not be less than a price that, in the determination of the Company’s Board, closely approximates the market value of such securities (less any distributing commission or discount). If the Company raises additional funds by issuing Shares or senior securities convertible into, or exchangeable for, its Shares, then the percentage ownership of investors at that time will decrease, and investors may experience dilution.
The Company Must Invest a Sufficient Portion of Assets in Qualifying Assets.  The Company may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of the Company’s total assets are qualifying assets.
The Company believes that most of the investments that it may acquire in the future will constitute qualifying assets. However, the Company may be precluded from investing in what it believes to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If the Company does not invest a sufficient portion of its assets in qualifying assets, it could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent the Company, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of its position) or could require the Company to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If the Company needs to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. The Company may not be able to find a buyer for such investments and, even if a buyer is found, the Company may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
If the Company does not maintain its status as a BDC, it would be subject to regulation as a registered closed-end management investment company under the 1940 Act. As a registered closed-end management investment company, the Company would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease its operating flexibility.
The Company May Incur Significant Costs as a Result of Being an Exchange Act Reporting Company. As an Exchange Act reporting company, the Company will incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC.
New or Modified Laws or Regulations Governing Our Operations May Adversely Affect Our Business.  The Company’s portfolio companies and the Company are subject to regulation by-laws at the U.S. federal, state, and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations, and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on the Company’s business. The effects of such laws and regulations on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. President Biden may support an enhanced regulatory agenda that imposes greater costs on all sectors and on financial services companies in particular.
Future legislative and regulatory proposals directed at the financial services industry that are proposed or pending in the U.S. Congress may negatively impact the operations, cash flows or financial condition of the Company or its portfolio companies, impose additional costs on portfolio companies or the Company intensify the regulatory supervision of the Company or its portfolio companies or otherwise adversely affect the Company’s business or the business of its portfolio companies. Laws that apply to the Company, either now or in the future, are often highly complex and may include licensing requirements. The licensing process can be lengthy and can be expected to subject the Company to increased regulatory oversight. Failure, even if unintentional, to comply fully with applicable laws may result in sanctions, fines, or limitations on the ability of the Company or the Adviser to do business in the relevant jurisdiction or to procure required licenses in other jurisdictions, all of which could have a material adverse effect on the Company. In addition, if the Company does not comply with applicable laws and regulations, it could lose any licenses that it then holds for the conduct of its business and may be subject to civil fines and criminal penalties.
Additionally, changes to the laws and regulations governing Company operations, including those associated with RICs, may cause the Company to alter its investment strategy in order to avail itself of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to the Company’s strategies and plans and may shift the Company’s investment focus from the areas of expertise of the Adviser to other types of investments in which the Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on the Company’s results of operations and the value of an investor’s investment. If the Company invests in commodity interests in the future, the Adviser may determine not to use investment strategies that trigger additional regulation by the CFTC or may determine to operate subject to CFTC regulation, if applicable. If the Adviser or the Company were to operate subject to CFTC regulation, the Company may incur additional expenses and would be subject to additional regulation.
In addition, certain regulations applicable to debt securitizations implementing credit risk retention requirements that have taken effect in both the U.S. and in Europe may adversely affect or prevent the Company from entering into securitization transactions. These risk retention rules will increase the Company’s cost of funds under, or may prevent the Company from completing, future securitization transactions. In particular, the U.S. Risk Retention Rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization, such as CLOs, in the absence of an exemption, to retain an economic interest in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. Given the more attractive financing costs associated with these types of debt securitizations as opposed to other types of financing available (such as traditional senior secured facilities), this increases our financing costs, which increases the financing costs ultimately be borne by the Company’s investors.
Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension by the Biden Administration could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of the Company or otherwise adversely affect the Company’s business, financial condition and results of operations.
Changes to the Dodd-Frank Act May Adversely Impact the Company. The enactment of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and other financial regulations curtailed certain investment activities of U.S. banks.  As a result, alternative providers of capital (such as the Company) were able to access certain investment opportunities on a larger scale.  If the restrictions under the Dodd-Frank Act are curtailed or repealed, banks may be subject to fewer restrictions on their investment activities, thereby increasing competition with the Company for potential investment opportunities.  As a result, any changes to the Dodd-Frank Act may adversely impact the Company.
The Company is Subject to Risks Relating to Pay-to-Play Laws, Regulations and Policies.  Many states, their subdivisions and associated pension plans have adopted so-called “pay-to-play” laws, rules, regulations or policies which prohibit, restrict or require disclosure of payments to, and/or certain contacts with, certain politicians or officials associated with public entities by individuals and entities seeking to do business with related entities, including seeking investments by public retirement funds in collective investment funds such as the Company. The SEC also has adopted rules that, among other things, prohibit an investment adviser from providing advisory services for compensation with respect to a government plan investor for two years after the adviser or certain of its executives or employees makes a contribution to certain elected officials or candidates for certain elected offices.  If the Adviser or the Adviser’s respective employees or affiliates violate such pay-to-play laws, rules, regulations or policies, such non-compliance could have an adverse effect on the Company by, for example, providing the basis for the ability of such government-affiliated pension plan investor to cease funding its obligations to the Company or to withdraw from the Company.
The Company is Subject to Risks Relating to Government Policies, Changes in Laws, and International Trade.  Governmental regulatory activity, especially that of the Board of Governors of the U.S. Federal Reserve System, may have a significant effect on interest rates and on the economy generally, which in turn may affect the price of the securities in which the Company plans to invest.  High interest rates, the imposition of credit controls or other restraints on the financing of takeovers or other acquisitions could diminish the number of merger tender offers, exchange offers or other acquisitions, and as a consequence have a materially adverse effect on the activities of the Company.  Moreover, changes in U.S. federal, state, and local tax laws, U.S. federal or state securities and bankruptcy laws or in accounting standards may make corporate acquisitions or restructurings less desirable or make risk arbitrage less profitable.  Amendments to the U.S. Bankruptcy Code or other relevant laws could also alter an expected outcome or introduce greater uncertainty regarding the likely outcome of an investment situation.
In addition, governmental policies could create uncertainty for the global financial system and such uncertainty may increase the risks inherent to the Company and its activities.  For example, in March 2018, the United States imposed an additional 25% tariff under Section 232 of the Trade Expansion Act of 1962, as amended, on steel products imported into the United States.  Furthermore, in May 2019, the United States imposed a 25% tariff on certain imports from China, and China reacted with tariffs on certain imports from the United States.  These tariffs and restrictions, as well as other changes in U.S. trade policy, have resulted in, and may continue to trigger, retaliatory actions by affected countries, including imposing trade sanctions on certain U.S. products.  A “trade war” of this nature has the potential to increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on imports and exports.  Prospective Company investors should realize that any significant changes in governmental policies (including tariffs and other policies involving international trade) could have a material adverse impact on the Company and its investments.
The Company is Subject to Risks Relating to General Data Protection Regulations.  In Europe, the General Data Protection Regulation (“GDPR”) was made effective on May 25, 2018, introducing substantial changes to current European privacy laws.  It has superseded the existing Data Protection Directive, which is the key European legislation governing the use of personal data relating to living individuals.  The GDPR provides enhanced rights to individuals with respect to the privacy of their personal data and applies not only to organizations with a presence in the European Union which use or hold data relating to living individuals, but also to those organizations that offer services to individual European Union investors.  In addition, although regulatory behavior and penalties under the GDPR remain an area of considerable scrutiny, it does increase the sanctions for serious breaches to the greater of €20 million or 4% of worldwide revenue, the impact of which could be significant.  Compliance with the GDPR may require additional measures, including updating policies and procedures and reviewing relevant IT systems, which may create additional costs and expenses for the Company and therefore the Company investors.  The Company may have indemnification obligations in respect of, or be required to pay the expenses relating to, any litigation or action as a result of any purported breach of the GDPR.  Company investors other than individuals in the European Union may not be afforded the protections of the GDPR.

The Company is Subject to Risk Relating to the Replacement of LIBOR With an Alternative Reference Rate. LIBOR was a leading floating rate benchmark used in loans, notes, derivatives and other instruments or investments. As a result of benchmark reforms, publication of most LIBOR settings has ceased. Some LIBOR settings continue to be published, but only on a temporary, synthetic and non-representative basis. Regulated entities have generally ceased entering into new LIBOR contracts in connection with regulatory guidance and prohibitions. There remains uncertainty regarding the future use of LIBOR and the nature of any replacement rate, and any potential effects of the transition away from LIBOR on the Company or on certain instruments in which the Company invests are not known. Various financial industry groups and certain regulators have taken actions to establish alternative reference rates (e.g., SOFR, which measures the cost of overnight borrowings through repurchase agreement transactions collateralized with U.S. Treasury securities and is intended to replace U.S. dollar LIBOR with certain adjustments).

Given the inherent differences between LIBOR and rates like SOFR or any other alternative benchmark rates that may be established, there are many uncertainties regarding a transition from LIBOR, including, but not limited to, the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other alternative benchmark rates may fail to gain market acceptance. Any failure of SOFR or alternative benchmark rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates.

At this time, it is not possible to predict the effect of any such changes, any establishment of alternative benchmark rates or any other reforms to LIBOR that may be enacted. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to the Company or on the Company’s overall financial condition or results of operations. In addition, when LIBOR ceases to exist, the Company may need to renegotiate credit agreements extending beyond the LIBOR phase out date with portfolio companies that continue to utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on the Company’s overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest a lower interest rate, which could have an adverse impact on the Company’s results of operations. Moreover, when LIBOR ceases to exist, the Company may need to renegotiate certain terms of its credit facilities. If the Company is unable to do so, amounts drawn under its credit facilities may bear interest at a higher rate, which would increase the cost of its borrowings and, in turn, affect its results of operations. The potential effect of a transition away from LIBOR on the Company or the financial instruments in which the Company invests can be difficult to ascertain, and they may vary depending on factors that include, but are not limited to: (i) existing fallback or termination provisions in individual contracts and (ii) whether, how, and when industry participants develop and adopt new reference rates and fallbacks for both legacy and new products and instruments.

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
The Company is Subject to Risks Arising from Potential Controlled Group Liability.  Under certain circumstances it would be possible for the Company, along with its affiliates, to obtain a controlling interest (i.e., 80% or more) in certain portfolio companies.  This could occur, for example, in connection with a work out of the portfolio company’s debt obligations or a restructuring of the portfolio company’s capital structure.  Based on recent federal court decisions, there is a risk that the Company (along with its affiliates) would be treated as engaged in a “trade or business” for purposes of ERISA’s controlled group rules.  In such an event, the Company could be jointly and severally liable for a portfolio company’s liabilities with respect to the underfunding of any pension plans which such portfolio company sponsors or to which it contributes.  If the portfolio company were not able to satisfy those liabilities, they could become the responsibility of the Company, causing it to incur potentially significant, unexpected liabilities for which reserves were not established.
The Company is Subject to Risks Related to Being an “Emerging Growth Company”. We will be and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) in which we have total annual gross revenue of at least $1.235 billion, or (ii) in which we are deemed to be a large accelerated filer, which means the market value of our Shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three- year period. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our Shares less attractive because we will rely on some or all of these exemptions. If some investors find our Shares less attractive as a result, there may be a less active trading market for our Shares and our Share price may be more volatile.
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
The Company is Subject to Risks Arising from Compliance with the SEC’s Regulation Best Interest.  Broker-dealers must comply with Regulation Best Interest, which, among other requirements, enhances the existing standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonably available alternatives in the best interests of their clients. There are likely alternatives to us that are reasonably available to an investor, through the investor’s broker or otherwise, and those alternatives may be less costly or have a lower investment risk. Among other alternatives, listed BDCs may be reasonable alternatives to an investment in our Shares, and may feature characteristics like lower cost, less complexity, and lesser or different risks. Investments in listed securities also often involve nominal or zero commissions at the time of initial purchase. The impact of Regulation Best Interest on broker-dealers participating in our offering cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend this offering to retail customers.

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
Federal Income Tax Risks
The Company is Subject to RIC Qualification Risks. To obtain and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and asset diversification requirements. If we do not qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.
The Company May Experience Difficulty with Paying Required Distributions.  For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.
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
Certain Portfolio Investments May Present Special Tax Issues. We invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues. U.S. federal income tax rules are not entirely clear about certain issues related to such investments such as when we may cease to accrue interest, OID or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us, to the extent necessary, to distribute sufficient income to preserve our tax status as a RIC and minimize the extent to which we are subject to U.S. federal income or excise tax.
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

Item 1B.    Unresolved Staff Comments
None.

Item 1C. Cybersecurity

The Company has processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of the Adviser and other third-party service providers. The Adviser manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.

The Adviser has a holistic firm-wide approach to risk management including cyber risk. OHA’s risk management activities are designed to identify, assess, report, and manage risks that could affect the firm and the Company in achieving their objectives and goals. This risk management framework operates across the Adviser’s business lines and includes business operational resiliency and technology related risks, such as cybersecurity. The Company relies on the Adviser to identify risks inherent to cybersecurity, estimate the significance of such risks, assess the likelihood of their occurrence, and implement appropriate measures to mitigate and monitor those risks. As part of this risk identification and assessment framework, key cybersecurity risks applicable to the Company are identified and assessed for adequacy of controls. The Adviser’s management identifies risk inherent to cybersecurity, estimates the significance of the risks, assesses the likelihood of their occurrence, and implements appropriate measures to mitigate and monitor those risks.

The information security team at OHA has a diverse and well-rounded skillset, and various tools are deployed to monitor and manage OHA’s security continuously across a variety of threat scenarios and attack vectors. The team is integrated within the technology organization and liaises with business units, compliance, legal, and technology functions to maintain a security-conscious culture across the business. OHA’s Chief Information Security Officer is a standing member of OHA’s technology leadership and Risk Committee and provides regular reporting on risks and mitigation programs.

OHA has a documented Information Security Incident Response Plan, outlining responsibilities and requirements for remediation and escalation of incidents to internal and external parties. OHA’s process is designed to investigate incidents efficiently, isolate the problem, remediate the disruption, communicate with the affected parties as appropriate, identify the root cause, and recommend improvements to mitigate risk.

The Company relies on the Adviser to implement internal controls to manage cybersecurity risk. The Adviser is responsible for deploying preventive and detective security controls, maintaining information security policies, standards, and guidelines, and working with key technology and corporate stakeholders to enforce and monitor ongoing adherence to security controls. The Chief Information Security Officer periodically reviews the Adviser’s cybersecurity program, strategy, and operational results with OHA’s Risk Committee which is comprised of senior members of OHA management, as well as with the Board of Managers of the Company (“Board”) annually. This is designed to properly manage cybersecurity risks and to ensure that our enterprise-wide cybersecurity program is aligned with the business needs.

The Adviser’s cybersecurity program includes regular assessments on the effectiveness of risk management processes and mitigation strategies applicable to the Company. Assessments include internal reviews carried out by Adviser’s experienced professionals and consultants. In addition, the Company relies on the Adviser to periodically engage with third-party partners to evaluate cybersecurity measures and risk management processes applicable to the Company, including to perform external network penetration testing on networks on which the Company relies. This complements the Adviser’s internal assessments such as application security testing and vulnerability scanning. OHA participates in various industry threat intelligence information sharing forums to stay current on new and evolving cyber risks.

The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on the expertise of the business, compliance, legal, and/or technology functions of the Adviser when identifying and overseeing risks from cybersecurity threats associated with our use of such entities. For example, within the Adviser’s procurement process, vendor assessments, including information security reviews, are performed at onboarding as appropriate. Ongoing monitoring is also performed as appropriate.

Company Board Oversight of Cybersecurity Risks

The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the Company’s Chief Compliance Officer and the Adviser’s Chief Information Security Officer regarding the overall state of the Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.

Company Management's Role in Cybersecurity Risk Management

The Company’s management, including the Company’s CCO, and the Chief Information Security Officer of the Adviser, manage the Company’s cybersecurity program. The CCO of the Company oversees the Company’s risk management function generally and relies on the Adviser’s CISO to assist with assessing and managing material risks from cybersecurity threats. The CISO has 15 years of experience in actively managing cybersecurity and information security programs for financial services companies with complex information systems. The CCO has been responsible for this oversight function as CCO to the Company since 2022 and has worked in the financial services industry for 18 years, during which the CCO has gained expertise in assessing and managing risk applicable to the Company.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.
Item 2.    Properties
We maintain our principal executive office at 1 Vanderbilt Avenue, 16th Floor, New York, NY 10017. We do not own any real estate or other physical properties materially important to our operations. We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the same area.
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

Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Our outstanding Shares are offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2), Regulation D and Regulation S. Accordingly, the Company is offering the Company’s Shares only (1) to “accredited investors” (as defined in Rule 501 under the Securities Act) and (2) outside the United States in compliance with Regulation S, in reliance upon exemptions from the registration requirements of the Securities Act. There is no public market for our Shares currently, and we do not expect one will develop.
Because our Shares have been acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and can be required to be held indefinitely. Such Shares cannot be sold, transferred, assigned, pledged or otherwise disposed of unless (1) our consent is granted and (2) the Shares are registered under applicable securities laws or specifically exempted from registration (in which case the Member could, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). While the Company expects not to unreasonably withhold its prior written consent to transfers by the Company’s Members, the Company may withhold its consent if any such transfer would have adverse tax, regulatory or other consequences. Accordingly, an investor must be willing to bear the economic risk of investment in the Shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Shares can be made except by registration of the transfer on our books. Additionally, to the extent the Company approves any transfers or the foregoing restriction lapses, investors are subject to restrictions on resale and transfer associated with securities sold pursuant to Regulation D, Regulation S and other exemptions from registration under the Securities Act. Unless and until the Company’s Shares were to become registered under the Securities Act, it may be transferred only in transactions that are exempt from registration under the Securities Act and the applicable securities laws of other jurisdictions.
Each transferee will be required to execute, prior to the acceptance of any order, an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Shares and to execute such other instruments or certifications as are reasonably required by us.
Any transfers of shares of the Company’s Shares in violation of the foregoing provisions will be void, and any intended recipient of the Company’s Shares will acquire no rights in such shares and will not be treated as the Company’s Member for any purpose.
Holders
As of March 13, 2024, we had two Members of record of the Company’s Shares.
Distribution Policy

To the extent that we have taxable income available, we intend to authorize and declare quarterly distributions to our Members. The amount of our distributions, if any, are determined by our Board. Distributions are recorded on the record date. The amount to be paid out as a distribution is determined by the Board each quarter and will depend on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. Distributions will generally be paid from net investment income. Net realized capital gains, if any, are distributed at least annually, although we may decide to retain such capital gains for investment. If we do not generate sufficient net investment income during a year, all or part of a distribution may constitute a return of capital. The specific tax characteristics of our distributions will be reported to Members after the end of each calendar year. Any distributions to our Members will be declared out of assets legally available for distribution.

The following tables summarize our distributions declared and payable for the year ended December 31, 2023 (dollar amounts in thousands, except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
June 2, 2023	June 6, 2023	June 8, 2023	$0.15	$3,222
August 8, 2023	August 31, 2023	September 15, 2023	$0.20	5,011
November 6, 2023	November 14, 2023	November 17, 2023	$0.20	7,934
Total				$16,167

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash distributions declared by the Board on behalf of our Members who do not elect to receive their distributions in cash as provided below. As a result, if the Board authorizes, and we declare, a cash distribution or other distribution, then our Members who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional Shares, rather than receiving the cash distribution or other distribution. Distributions on fractional shares will be credited to each participating Member’s account to three decimal places.
Recent Sales of Unregistered Securities

As of December 31, 2023, the Company has issued 38,954,613 shares for net proceeds of $399.4 million. The following table summarizes share issuances for the year ended December 31, 2023, all of which were issued pursuant to private placements (dollar amounts are in thousands).

	Shares Issued	Proceeds
February 9, 2023	2,403,885	$24,741
June 26, 2023	1,213,781	12,392
August 24, 2023	1,862,924	19,819
August 31, 2023	1,494,209	15,897
September 27, 2023	9,393,481	99,266
November 9, 2023	3,937,960	40,813
Total	20,306,240	$212,928
Item 6.    Reserved.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. The MD&A is provided as a supplement to and should be read in conjunction with our financial statements and notes thereto in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data.” This discussion contains forward-looking statements, which relate to future events, our future performance or financial condition and involves numerous risks and uncertainties. Actual results could differ materially from those implied or expressed in any forward-looking statements. Dollar amounts are in thousands, except per share data, percentages and as otherwise noted.
Overview
The Company is a Delaware limited liability company formed on June 27, 2022. We are an externally managed, closed-end, diversified management investment company that elected to be regulated as a business development company under the 1940 Act. OHA Private Credit Advisors II, L.P. is the investment adviser of the Company. In addition, for U.S. federal income tax purposes, we elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our fiscal year (or period) ending December 31, 2023. We were formed to make investments and generate returns in the form of current income and long-term capital appreciation.

The Company’s investment objective is to generate attractive risk-adjusted returns, predominately in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation with a focus on downside protection. The Company seeks to achieve its investment objective by investing primarily in the non-investment grade credit markets in North America and Europe, with a primary focus on direct lending in the United States. The

Company will target investments in well-established, larger companies generally with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $75 million or greater (“Larger Borrowers”), consistent with OHA’s investment history and proven investment process. We believe that credit profiles of Larger Borrowers generally benefit from greater business diversification, stronger market positions, experienced management teams and a greater ability to navigate challenging markets.
Subject to any restrictions imposed under the 1940 Act, any related RIC asset diversification requirements and any guidelines and limitations set forth herein, the Company’s investments are expected to primarily consist of senior secured first lien loans and unitranche loans but may include second lien loans or other assets. The Company will seek target position sizes of 2% to 5% of NAV and seek to allocate (a) greater than or equal to 80% of NAV to first lien and unitranche loans and (b) less than or equal to 20% of NAV to second lien loans. The Company’s investment mandate is structured so as to allow for co-investment across OHA’s entire platform, based on existing SEC exemptive relief under Rule 17d-1 under the 1940 Act and any additional SEC exemptive relief obtained in the future.

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
Revenues

We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. As of December 31, 2023, 100% of our debt investments based on fair value in our portfolio were at floating rates. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.
Expenses
Our primary operating expenses include the payment of fees to the Adviser under the Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below.
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
(xxvii)all fees, costs and expenses of specialty and custom software for monitoring risk, compliance and the overall portfolio, including any development costs incurred prior to the filing of the Company’s election to be treated as a BDC;
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
Portfolio and Investment Activity
For the year ended December 31, 2023 and for the period ended December 31, 2022, based on fair value, our portfolio consisted of 98.1% and 100.0% first lien senior secured debt investments, respectively, and 1.9% and 0% second lien senior secured debt investments, respectively.
For the year ended December 31, 2023 and for the period ended December 31, 2022, our weighted average total yield of the portfolio at fair value was 12.5% and 11.1%, respectively, and amortized cost was 12.7% and 11.1%, respectively.
For the year ended December 31, 2023 and for the period ended December 31, 2022, we had investments in 40 and 20 portfolio companies with an aggregate fair value of approximately $324.3 million and $149.6 million, respectively.
Our investment activity for the year ended December 31, 2023 and for the period ended December 31, 2022 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Year Ended December 31, 2023	For the Period Ended December 31, 2022
Total investments, beginning of period	$149,464	$—
New investments purchased	194,717	149,464
Net accretion of discount on investments	1,326	—
Net realized gain (loss) on investments	68	—
Investments sold or repaid	(26,738)	—
Total investments, end of period	$318,837	$149,464

The following table presents certain selected information regarding our investment portfolio:

	As of December 31,
	2023	2022
Weighted average yield on debt and income producing investments, at amortized cost (1)	12.7%	11.1%
Weighted average yield on debt and income producing investments, at fair value (1)	12.5%	11.1%
Number of portfolio companies	40	20
Weighted average EBITDA (2)	$202.0	$221.0
Average loan-to-value (LTV) (3)	41.0%	46.0%
Percentage of debt investments bearing a floating rate, at fair value	100.0%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	—%	—%
(1)Computed as (a) the annual stated interest rate or yield plus the annual accretion of discounts or less the annual amortization of premiums, as applicable, on income producing securities, divided by (b) the total relevant investments at amortized cost or fair value, as applicable. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)Includes all private debt investments for which fair value is determined by the Adviser as valuation designee in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on fair market value of each respective investment. Amounts were derived from the most recently available financial information provided by the portfolio company and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information. Amounts in millions.
(3)Includes all private debt investments for which fair value is determined by our Adviser as valuation designee in conjunction with a third-party valuation firm and excludes quoted assets. Average loan-to-value represents the net ratio of loan-to-value for each portfolio company, weighted based on the fair value of total applicable private debt investments. Loan-to-value is calculated as the current total net debt of all loan tranches outstanding divided by the estimated enterprise value of the portfolio company as of the most recent year end.
Our investments consisted of the following:

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien debt	$312,788	$318,189	$149,464	$149,586
Second lien debt	6,049	6,107	—	—
Total investments	$318,837	$324,296	$149,464	$149,586
As of December 31, 2023 and December 31, 2022 there were no investments on non-accrual status.

The table below describes investments by industry composition based on fair value as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Insurance	12.9%	21.3%
Services: Consumer	12.5	9.3
Healthcare, Education and Childcare	10.4	9.1
High Tech	9.9	4.4
Services: Business	8.6	12.4
Finance	7.5	11.3
Aerospace and Defense	7.1	2.4
Chemicals, Plastics and Rubber	5.6	9.2
Printing and Publishing	4.4	—
Consumer Goods: Durable	4.4	9.4
Automobile	4.4	—
Construction & Building	3.5	—
Capital Equipment	2.3	—
Media: Diversified & Production	2.2	4.6
Retail Stores	2.1	4.5
Containers, Packaging and Glass	1.2	—
Broadcasting and Entertainment	1.0	2.1
Technology & Electronics	—	—
Broadcasting and Entertainment	100.0%	100.0%

The table below describes investments by geographic composition based on fair value as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
United States	97.9%	96.3%
Canada	2.1	3.7
Total	100.0%	100.0%
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

The below table summarizes the Risk Ratings as of December 31, 2023:

	December 31, 2023
	Fair Value	% of Fair Value
Risk Rating 1	$56,878	17.6%
Risk Rating 2	257,231	79.3
Risk Rating 3	10,187	3.1
Risk Rating 4	—	—
Risk Rating 5	—	—
Total investments	$324,296	100.0%
For the year ended December 31, 2023, the weighted average Risk Rating of our debt investment portfolio was 1.86 and there were no debt investments assigned a Risk Rating of 4 or 5.
Results of Operations
The following table represents the operating results:

	For the Year Ended December 31, 2023	For the Period Ended December 31, 2022
Total investment income	$29,406	$—
Net expenses	8,107	442
Net investment income (loss)	21,299	(442)
Net realized gain (loss)	11,991	924
Net unrealized appreciation (depreciation)	2,197	808
Net increase (decrease) in net assets resulting from operations	$35,487	$1,290
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment Income
Investment income was as follows:

	For the Year Ended December 31, 2023	For the Period Ended December 31, 2022
Interest income	$27,257	$—
Other income	2,149	—
Total investment income	$29,406	$—
For the year ended December 31, 2023 and for the period ended December 31, 2022, total investment income was approximately $29.4 million and $0.0 million, respectively. The size of our investment portfolio at fair value was approximately $324.3 million and $149.6 million, respectively. Our weighted average yield on debt and income producing investments at fair value was 12.5% and 11.1%, respectively.

Expenses
Expenses were as follows:

	For the Year Ended December 31, 2023	For the Period Ended December 31, 2022
Management fees	$1,698	$33
Income incentive fee	3,064	—
Capital gains incentive fee	1,183	—
Professional fees	896	203
Board of Managers fees	210	33
Administrative services expenses	352	9
Amortization of offering costs	382	35
Other general & administrative	1,315	—
Total expenses before fee waivers and taxes	$9,100	$313
Incentive fee waiver	(1,032)	—
Excise tax	39	—
Total expenses, net of fee waivers	$8,107	$313
Management Fees
For the year ended December 31, 2023 and for the period ended December 31, 2022, management fees were approximately $1.7 million and $0.0 million, respectively, and $1.0 million and $0.0 million, respectively, remained payable. Management fees are payable monthly in arrears at an annual rate of 0.65% of the value of our net assets as of the beginning of the first calendar day of the applicable month.
Income Based Incentive Fees
For the year ended December 31, 2023, income based incentive fees were approximately $3.1 million before incentive fees waivers. For the year ended December 31, 2023, the Advisor waived $1.0 million in income incentive fees in accordance with the annual Operating Expense Cap (as defined in Note 2). As of December 31, 2023, approximately $2.0 million of income based incentive fees remained payable. For the period ended December 31, 2022, no income incentive fee was incurred.
Capital Gains Incentive Fees
For the year ended December 31, 2023 the Company incurred capital gains incentive fees of $1.2 million and as of December 31, 2023, $1.2 million remained payable. For the period ended December 31, 2022, no capital gains incentive fee was incurred. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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
Total other expenses were approximately $3.2 million and $0.3 million for the year ended December 31, 2023 and for the period ended December 31, 2022, primarily comprised of approximately $0.9 million and $0.2 million of professional fees (including legal, audit, and tax) and approximately $1.3 million and $0.0 million of other general and administrative expenses (including insurance, research, and other allocated costs), respectively.
Under the terms of the Administration Agreement and the Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the year ended December 31, 2023 and for the period ended December 31, 2022, the Administrator charged $0.0 million and $0.0 million, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.
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
For the year ended December 31, 2023 and for the period ended December 31, 2022, we incurred $0.0 million and $0.0 million U.S. federal excise tax.
Net Realized Gain (Loss)
The realized gains and losses were comprised of the following:

	For the Year Ended December 31, 2023	For the Period Ended December 31, 2022
Net realized gain (loss) on investments	$68	$—
Net realized gain (loss) on foreign currency transactions	1,145	924
Net realized gain (loss) on foreign currency forward contracts	10,778	—
Net realized gain (loss)	$11,991	$924
For the year ended December 31, 2023 and for the period ended December 31, 2022, we generated net realized gains of approximately $12.0 million and $0.9 million, respectively, which was primarily comprised of net realized gains on foreign currency forward contracts and foreign currency transactions during these periods. For the year ended December 31, 2023, the net realized gains on foreign currency forward contracts were mainly due to EUR forward contracts.

Net Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following:

	For the Year Ended December 31, 2023	For the Period Ended December 31, 2022
Net change in unrealized gain (loss) on investments	$5,337	122
Net change in unrealized gain (loss) on foreign currency forward contracts	(3,140)	686
Net change in unrealized appreciation (depreciation)	$2,197	$808
For the year ended December 31, 2023, the fair value of our debt investments generally increased due to tightening spreads and positive valuation adjustments driven by underlying portfolio company performance.
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
There were no outstanding borrowings as of December 31, 2023. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.
Cash as of December 31, 2023, taken together with our uncalled capital commitments of $152.6 million, is expected to be sufficient for our investing activities and to conduct our operations.
As of December 31, 2023, we had approximately $117.3 million in cash.  During the year ended December 31, 2023, we used approximately $268.0 million in cash for operating activities, primarily due to a decrease in investments payable of $149.4 million and investment purchases of $194.7 million, partially offset by sales and principal repayments of $26.7 million. Cash provided by financing activities was approximately $197.9 million during the year ended December 31, 2023, which was primarily the result of proceeds from the issuance of additional shares of $212.9 million.
Equity
Subscriptions and Drawdowns

As of December 31, 2023 and December 31, 2022 we had 38,954,613 and 18,648,373, respectively, shares issued and outstanding with a par value of $0.01 per share.
We have entered into subscription agreements with investors providing for the private placement of our Shares. Under the terms of the subscription agreements, each investor is required to fund drawdowns to purchase our Shares up to the amount of their respective Capital Commitment on an as-needed basis each time our Adviser delivers a capital call notice to such investor.

The following table summarizes capital activity during the year ended December 31, 2023:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	18,648,373	$186	$186,232	$539	$—	$808	$187,765
Common shares issued	20,306,240	204	212,724	—	—	—	212,928
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	21,299	—	—	21,299
Net realized gain (loss)	—	—	—	—	11,991	—	11,991
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	5,337	5,337
Distributions declared	—	—	—	(15,481)	(686)	—	(16,167)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	(421)	165	256	—	—
Balance end of period	38,954,613	$390	$398,535	$6,522	$11,561	$3,005	$420,013

During the year ended December 31, 2023, the Company received $212.9 million in proceeds relating to capital drawdowns.

Distributions

We expect to pay quarterly distributions. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the year ended December 31, 2023 and during the period ended December 31, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
June 2, 2023	June 6, 2023	June 8, 2023	$0.15	$3,222
August 8, 2023	August 31, 2023	September 15, 2023	$0.20	5,011
November 6, 2023	November 14, 2023	November 17, 2023	$0.20	7,934
Total				$16,167

Off-Balance Sheet Arrangements
Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2023 and December 31, 2022, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	December 31, 2023	December 31, 2022
Unfunded delayed draw commitments	$29,405	$9,264
Unfunded revolving commitments	20,442	5,201
Total unfunded commitments	$49,847	$14,465
Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At December 31, 2023, management was not aware of any pending or threatened litigation.
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

Recent Developments

On March 6, 2024, the Company declared a distribution of $0.20 per share, all of which is payable on March 22, 2024 to Members of record as of March 6, 2024.
Critical Accounting Policies and Estimates
The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.
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
The Company is required to report its investments for which current market values are not readily available at fair value. The Company values its investments in accordance with ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.
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
The fair value hierarchy under ASC 820 prioritizes the inputs to valuation methodology used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these securities. The three levels of the fair value hierarchy are as follows:
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
The Company’s accounting policy on the fair value of our investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company’s financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations, on the financial statements. The SEC adopted Rule 2a-5 under the 1940 Act which establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We are in compliance with the requirements of Rule 2a-5.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including valuation risk and interest rate risk.
Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and therefore, we will value these investments at fair value as determined in good faith by the Adviser as the Company’s valuation designee under Rule 2a-5 under the 1940 Act, based on, among other things, the input of independent third-party valuation firm(s) retained by the Company, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
Interest Rate Risk
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We may fund portions of our investments with borrowings on a short term basis, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure investors that a significant change in market interest rates will not have a material adverse effect on our net investment income.
As of December 31, 2023 and December 31, 2022, 100% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Statements of Assets and Liabilities as of December 31, 2023 and December 31, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	December 31, 2023			December 31, 2022
Change in Interest Rates	Interest Income	Interest Expense	Net Income	Interest Income	Interest Expense	Net Income
Up 300 basis points	$10,224	$—	$10,224	$5	$—	$5
Up 200 basis points	$6,816	$—	$6,816	$3	$—	$3
Up 100 basis points	$3,408	$—	$3,408	$2	$—	$2
Down 100 basis points	$(3,408)	$—	$(3,408)	$(2)	$—	$(2)
Down 200 basis points	$(6,816)	$—	$(6,816)	$(3)	$—	$(3)
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

Item 8.    Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 185)	79

Statements of Assets and Liabilities as of December 31, 2023 and December 31, 2022	80

Statements of Operations for the year ended December 31, 2023 and for the period from December 15, 2022 (commencement of operations) to December 31, 2022	81

Statements of Changes in Net Assets for the year ended December 31, 2023 and for the period from December 15, 2022 (commencement of operations) to December 31, 2022	82

Statements of Cash Flows for the year ended December 31, 2023 and for the period from December 15, 2022 (commencement of operations) to December 31, 2022	83

Schedules of Investments as of December 31, 2023 and December 31, 2022	84

Notes to Financial Statements	94

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
OHA Senior Private Lending Fund (U) LLC:
Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of OHA Senior Private Lending Fund (U) LLC (the Company), including the schedules of investments, as of December 31, 2023 and 2022, the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2023 and for the period from December 15, 2022 (commencement of operations) to December 31, 2022 and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023 and for the period from December 15, 2022 (commencement of operations) to December 31, 2022, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Such procedures also included confirmation of securities owned as of December 31, 2023 and 2022, by correspondence with agent banks or by other appropriate auditing procedures when replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2022.
Fort Worth, Texas
March 13, 2024

OHA Senior Private Lending Fund (U) LLC
Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	As of	As of
	December 31, 2023	December 31, 2022
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments (cost of $318,837 and $149,464 at December 31, 2023 and December 31, 2022, respectively)	$324,296	$149,586
Cash and cash equivalents	117,255	187,398
Interest receivable	1,937	—
Deferred offering costs	—	382
Unrealized appreciation on foreign currency forward contracts	—	686
Receivable for investments sold	1,902	—
Total assets	$445,390	$338,052
LIABILITIES
Payable for investments purchased	74	149,464
Collateral payable on forward currency exchange contracts	17,590	—
Management fees payable	1,015	33
Income incentive fee payable	2,032	—
Capital gains incentive fee payable	1,183	—
Board of Managers fee payable	—	33
Unrealized depreciation on foreign currency forward contracts	2,454	—
Accrued expenses and other liabilities	1,029	757
Total liabilities	$25,377	$150,287

Commitments and contingencies (Note 7)

NET ASSETS
Common shares, $0.01 par value (38,954,613 and 18,648,373 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively)	390	186
Additional paid in capital	398,535	186,232
Distributable earnings (loss)	21,088	1,347
Total net assets	$420,013	$187,765
Total liabilities and net assets	$445,390	$338,052
Net asset value per share	$10.78	$10.07
See accompanying notes to the financial statements.

OHA Senior Private Lending Fund (U) LLC
Statements of Operations
(in thousands, except per share amounts)

	For the Year Ended December 31, 2023	For the Period from December 15, 2022 (commencement of operations) to December 31, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$27,257	$—
Other income	2,149	—
Total investment income	29,406	$—

Expenses:
Management fees	1,698	33
Income incentive fee	3,064	—
Capital gains incentive fee	1,183	—
Professional fees	896	203
Board of Managers fees	210	33
Administrative service expenses	352	9
Organizational costs	—	129
Other general & administrative	1,315	—
Amortization of deferred offering costs	382	35
Total expenses before fee waivers	$9,100	$442
Incentive fee waiver	(1,032)	—
Total expense, net of fee waivers	$8,068	$442
Total investment income before taxes	$21,338	$(442)
Excise tax expense	39	—
Net investment income	$21,299	$(442)

Realized and unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	68	—
Foreign currency transactions	1,145	924
Foreign currency forward contracts	10,778	—
Net realized gain (loss)	$11,991	$924
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	5,337	122
Foreign currency forward contracts	(3,140)	686
Net unrealized appreciation (depreciation)	$2,197	$808
Net realized and unrealized gain (loss)	$14,188	$1,732
Net increase (decrease) in net assets resulting from operations	$35,487	$1,290

Net investment income per common share	$0.83	$(0.02)
Increase in net assets resulting from operations per common share	$1.39	$0.07
Weighted average common shares outstanding	25,556,166	18,648,373
See accompanying notes to the financial statements.

OHA Senior Private Lending Fund (U) LLC
Statements of Changes in Net Assets
(in thousands)

	For the Year Ended December 31, 2023	For the Period from December 15, 2022 (commencement of operations) to December 31, 2022
Operations:
Net investment income	$21,299	$(442)
Net realized gain (loss)	11,991	924
Net change in unrealized appreciation (depreciation)	2,197	808
Net increase (decrease) in net assets resulting from operations	$35,487	$1,290

Share transactions:
Common shares issued	$212,928	$186,475
Distributions to common shareholders	(16,167)	—
Net increase (decrease) from share transactions	$196,761	$186,475
Total increase (decrease) in net assets	$232,248	$187,765
Net Assets, beginning of year	187,765	—
Net Assets, end of year	$420,013	$187,765
See accompanying notes to the financial statements.

OHA Senior Private Lending Fund (U) LLC
Statement of Cash Flows
(in thousands)

	For the Year Ended December 31, 2023	For the Period from December 15, 2022 (commencement of operations) to December 31, 2022

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$35,487	$1,290
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(5,337)	(122)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	3,140	(686)
Net realized (gain) loss on investments	(68)	—
Net realized (gain) loss on foreign currency	(1,145)	(924)
Net realized (gain) loss on foreign currency forward contracts	(10,778)	—
Payment-in-kind interest capitalized	(6)	—
Net accretion of discount and amortization of premium	(1,326)	—
Amortization of deferred offering costs	382	—
Purchases of investments	(194,711)	(149,464)
Proceeds from sale of investments and principal repayments	26,738	—
Proceeds from settlement of foreign currency forward contracts	10,778	—
Increase (decrease) in assets and liabilities:
Interest receivable	(1,937)	—
Receivable for investments sold	(1,902)	—
Payable for investments purchased	(149,390)	149,464
Collateral payable on forward currency exchange contracts	17,590	—
Management fee payable	982	33
Income incentive fee payable	2,032	—
Capital gain incentive fee payable	1,183	—
Board of Managers fee payable	(33)	33
Accrued expenses and other liabilities	272	757
Net cash provided by (used in) operating activities	$(268,049)	$381

Cash flows from financing activities:
Proceeds from issuance of common shares, inclusive of change in receivable for issuance of common shares	212,928	186,475
Distributions paid in cash	(16,167)	—
Proceeds received from foreign currency settlement	1,145	924
Deferred offering costs paid	—	(382)
Net cash provided by (used in) financing activities	$197,906	$187,017
Net increase (decrease) in cash and cash equivalents	$(70,143)	$187,398
Cash and cash equivalents, beginning of period	187,398	—
Cash and cash equivalents, end of period	$117,255	$187,398
See accompanying notes to the financial statements.

OHA Senior Private Lending Fund (U) LLC
Schedule of Investments
December 31, 2023
(in thousands)

Investments-non-controlled/non- affiliated(1)	Reference Rate and Spread			Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt
Aerospace and Defense
Evergreen IX Borrower 2023 LLC (4) (5)	S	+	6.00%	11.35%	9/30/2030	5,431		$5,351	$5,431	1.29%
Evergreen IX Borrower 2023 LLC (4) (5) (6)	S	+	6.00%	11.35%	10/1/2029	599		(9)	—	—
Mantech International CP (4) (5)	S	+	5.75%	11.13%	9/14/2029	3,563		3,499	3,563	0.85
Mantech International CP (4) (5) (6)	S	+	5.75%	11.16%	9/14/2029	877		296	311	0.07
Mantech International CP (4) (5) (6)	S	+	5.75%	11.13%	9/14/2028	444		(7)	—	—
Sequa Corporation (4) (5) (6)	S	+	7.00%	12.36%	11/23/2027	1,268		(52)	—	—
Sequa Corporation (4) (5)	S	+	7.00%	12.37%	11/23/2028	13,595		12,993	13,731	3.27
								22,071	23,036	5.48
Automobile
Mammoth Holdings, LLC (4) (5) (6)	S	+	5.75%	11.10%	11/15/2029	909		(9)	—	—
Mammoth Holdings, LLC (4) (5) (7)	S	+	5.75%	11.10%	11/15/2030	7,273		7,201	7,273	1.73
Mammoth Holdings, LLC (4) (5) (6)	S	+	5.75%	11.10%	11/15/2030	1,818		—	—	—
Wesco Group LLC (4) (5)	S	+	5.75%	11.23%	10/6/2028	1,795		1,760	1,759	0.42
Wesco Group LLC (4) (5) (6)	S	+	5.75%	11.23%	10/7/2027	403		(4)	(4)	—
Wesco Group LLC (4) (5)	S	+	5.75%	11.23%	10/16/2030	5,200		5,148	5,148	1.23
Wesco Group LLC (4) (5) (6)	S	+	5.75%	11.23%	10/16/2028	CAD	134	(5)	—	—
								14,091	14,176	3.38

Broadcasting and Entertainment
Global Music Rights (4) (5) (6)	S	+	5.75%	11.20%	8/27/2027	286		(3)	—	—
Global Music Rights (4) (5)	S	+	5.50%	10.95%	8/28/2028	3,150		3,116	3,150	0.75
								3,113	3,150	0.75

Capital Equipment
Ohio Transmission Corporation (4) (5) (6)	S	+	5.50%	10.86%	12/19/2028	1,000		(10)	(10)	—
Ohio Transmission Corporation (4) (5) (6)	S	+	5.50%	10.86%	12/19/2030	1,500		(15)	(15)	—
Ohio Transmission Corporation (4) (5)	S	+	5.50%	10.86%	12/19/2030	7,600		7,524	7,524	1.79
								7,499	7,499	1.79
Chemicals, Plastics and Rubber
BCPE HIPH Parent, Inc. (4) (5) (6) (7)	S	+	5.75%	11.11%	10/7/2030	1,038		702	721	0.17
BCPE HIPH Parent, Inc. (4) (5)	S	+	5.75%	11.11%	10/7/2030	3,044		2,974	3,029	0.72
Meridian Adhesives Group, Inc. (4) (5)	S	+	7.00%	12.36%	9/3/2029	13,070		12,601	13,201	3.14
Meridian Adhesives Group, Inc. (4) (5) (6)	S	+	7.00%	12.36%	9/3/2029	1,789		1,089	1,171	0.28
								17,366	18,122	4.31
Construction & Building
Groundworks, LLC (4) (5)	S	+	6.50%	11.90%	3/14/2030	11,015		10,829	11,015	2.62
Groundworks, LLC (4) (5) (6)	S	+	6.50%	11.86%	3/14/2030	781		263	266	0.06
Groundworks, LLC (4) (5) (6)	S	+	6.50%	11.90%	3/14/2029	585		(10)	—	—

Investments-non-controlled/non- affiliated(1)	Reference Rate and Spread				Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
								11,082	11,281	2.69
Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc. (4) (5)	S	+	6.25%		11.75%	6/23/2028	673	655	666	0.16
Marcone Yellowstone Buyer, Inc. (4) (5) (6)	S	+	6.50%		12.00%	6/23/2028	465	(8)	(1)	—
Marcone Yellowstone Buyer, Inc. (4) (5)	S	+	6.50%		12.00%	6/23/2028	1,319	1,296	1,315	0.31
Marcone Yellowstone Buyer, Inc. (4) (5)	S	+	6.25%		11.75%	6/23/2028	6,870	6,692	6,801	1.62
Marcone Yellowstone Buyer, Inc. (4) (5)	S	+	6.25%		11.75%	6/23/2028	2,283	2,224	2,260	0.54
Marcone Yellowstone Buyer, Inc. (4) (5)	S	+	6.25%		11.75%	6/23/2028	3,201	3,118	3,169	0.75
								13,977	14,210	3.38
Containers, Packaging and Glass
PPC Flexible Packaging (4) (5)	S	+	6.75%		12.25%	9/30/2028	4,059	3,988	4,039	0.96
								3,988	4,039	0.96
Finance
Beacon Pointe Advisors, LLC (4) (5)	S	+	5.50%		10.86%	12/29/2028	5,958	5,907	5,958	1.42
Beacon Pointe Advisors, LLC (4) (5)	S	+	5.50%		10.86%	12/29/2028	2,337	2,316	2,337	0.56
Beacon Pointe Advisors, LLC (4) (5) (6)	S	+	5.25%		10.86%	12/29/2027	627	(5)	—	—
Beacon Pointe Advisors, LLC (4) (5) (6)	S	+	5.50%		10.86%	12/29/2028	771	189	189	0.04
Cliffwater LLC (4) (5) (7)	S	+	6.00%		11.36%	10/7/2030	6,000	5,993	6,000	1.43
Cliffwater LLC (4) (5) (6)	S	+	6.00%		11.36%	10/7/2030	1,000	(10)	—	—
Spectrum Automotive Holdings, Corp. (4) (5)	S	+	5.75%		11.22%	6/29/2028	8,105	7,896	8,004	1.91
Spectrum Automotive Holdings, Corp. (4) (5) (6)	S	+	5.75%		11.22%	6/29/2028	2,258	1,800	1,830	0.44
Spectrum Automotive Holdings, Corp. (4) (5) (6)	S	+	5.75%		11.22%	6/29/2027	305	(7)	(4)	—
								24,079	24,314	5.79
Healthcare, Education and Childcare
Gateway US Holdings, Inc (4) (5)	S	+	6.50%		12.00%	9/22/2026	3,235	3,192	3,195	0.76
Gateway US Holdings, Inc (4) (5) (6)	S	+	6.50%		12.00%	9/22/2026	131	(2)	(2)	—
Gateway US Holdings, Inc (4) (5)	S	+	6.50%		12.00%	9/22/2026	169	167	167	0.04
Gateway US Holdings, Inc (4) (5)	S	+	6.50%		12.00%	9/22/2026	743	725	734	0.17
Next Holdco, LLC (4) (5)	S	+	6.00%		11.37%	11/12/2030	5,101	5,026	5,101	1.21
Next Holdco, LLC (4) (5) (6)	S	+	6.00%		11.37%	11/12/2030	1,308	(19)	—	—
Next Holdco, LLC (4) (5) (6)	S	+	6.00%		11.37%	11/9/2029	491	(7)	—	—
PetVet Care Centers, LLC (4) (5)	S	+	6.00%		11.36%	11/15/2030	10,705	10,599	10,651	2.54
PetVet Care Centers, LLC (4) (5) (6)	S	+	6.00%		11.36%	11/15/2030	1,396	—	(7)	—
PetVet Care Centers, LLC (4) (5) (6)	S	+	6.00%		11.36%	11/15/2029	1,396	(14)	(7)	—
TecoStar Holdings, Inc. (4) (5)	S	+	8.50%	(4.50% PIK)	13.91%	7/6/2029	4,048	3,952	4,048	0.96
Touchstone Acquisition, Inc. (4) (5)	S	+	6.00%		11.48%	12/29/2028	10,395	10,167	10,187	2.43
								33,786	34,067	8.11
High Tech
Eagan Sub, Inc. (4) (5) (6)	S	+	7.00%		12.35%	6/1/2029	2,900	(40)	—	—
Eagan Sub, Inc. (4) (5)	S	+	7.00%		12.35%	6/3/2030	14,464	14,259	14,464	3.44
Greenway Health, LLC (4) (5)	S	+	6.00%		11.93%	4/2/2029	9,157	8,975	8,974	2.14
Kaseya, Inc. (4) (5)	S	+	6.00%	(2.50% PIK)	11.33%	6/25/2029	2,523	2,479	2,523	0.60
Kaseya, Inc. (4) (5) (6)	S	+	6.00%	(2.50% PIK)	11.33%	6/25/2029	154	7	9	—

Investments-non-controlled/non- affiliated(1)	Reference Rate and Spread				Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Kaseya, Inc. (4) (5) (6)	S	+	5.50%	(2.50% PIK)	10.84%	6/25/2029	154		36	39	0.01
									25,716	26,009	6.19
Insurance
Galway Borrower, LLC (4) (5) (6)	S	+	5.25%		5.25%	9/30/2027	908		(25)	(4)	—
Galway Borrower, LLC (4) (5)	S	+	5.25%		10.70%	9/29/2028	13,791		13,371	13,722	3.26
Higginbotham Insurance Agency, Inc. (4) (5) (6)	S	+	5.50%		10.96%	11/24/2028	11,082		7,322	7,346	1.75
Peter C. Foy & Associates Insurance Services, LLC (4) (5)	S	+	6.00%		11.47%	11/1/2028	6,552		6,437	6,486	1.54
Peter C. Foy & Associates Insurance Services, LLC (4) (5)	S	+	6.00%		11.47%	11/1/2028	1,803		1,771	1,785	0.42
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (6)	S	+	6.00%		11.47%	11/1/2027	310		(5)	(3)	—
Peter C. Foy & Associates Insurance Services, LLC (4) (5)	S	+	6.50%		11.86%	11/1/2028	100		99	99	0.02
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (6)	S	+	6.50%		11.47%	11/1/2028	100		—	(1)	—
RSC Acquisition, Inc. (4) (5)	S	+	5.50%		11.00%	11/1/2029	7,008		6,898	6,938	1.65
THG Acquisition, LLC (4) (5) (6)	S	+	5.75%		11.21%	12/2/2025	481		100	106	0.03
THG Acquisition, LLC (4) (5) (6)	S	+	5.50%		10.96%	12/2/2026	5,969		5,206	5,228	1.24
									41,174	41,702	9.93
Media: Diversified & Production
Circana Group, L.P. (4) (5)	S	+	5.75%		11.21%	12/1/2028	7,042		6,857	6,972	1.66
Circana Group, L.P. (4) (5) (6)	S	+	5.75%		11.11%	12/1/2027	488		76	83	0.02
									6,933	7,055	1.68
Printing and Publishing
Recorded Books Inc. (4) (5)	S	+	6.25%		11.64%	8/31/2028	1,160		(19)	(6)	—
Recorded Books Inc. (4) (5) (6)	S	+	6.25%		11.64%	9/3/2030	14,340		14,096	14,268	3.40
									14,077	14,262	3.40
Retail Stores
New Look Vision Group, Inc. (4) (5) (8)	S	+	6.00%	(2.00% PIK)	11.94%	5/26/2028	143		136	139	0.03
New Look Vision Group, Inc. (4) (5) (7) (8)	C	+	4.00%	(2.00% PIK)	9.43%	5/26/2028	CAD	6,139	4,282	4,505	1.07
New Look Vision Group, Inc. (4) (5) (6) (8)	C	+	5.50%		10.43%	5/26/2026	CAD	850	(16)	(1)	—
New Look Vision Group, Inc. (4) (5) (7) (8)	C	+	5.50%		10.93%	5/26/2028	420		293	302	0.07
New Look Vision Group, Inc. (4) (5) (6) (8)	S	+	5.50%		11.00%	5/26/2028	1,300		1,238	1,235	0.29
New Look Vision Group, Inc. (4) (5) (7) (8)	C	+	5.50%		10.93%	5/26/2028	CAD	805	562	580	0.14
									6,495	6,760	1.62
Services: Business
GC Waves Holdings, Inc. (4) (5)	S	+	6.00%		11.46%	8/11/2028	7,029		6,855	6,994	1.67
GC Waves Holdings, Inc. (4) (5) (6)	S	+	6.00%		11.46%	8/11/2028	1,300		94	112	0.03
Geosyntec Consultants (4) (5)	S	+	5.25%		10.61%	5/18/2029	466		458	465	0.11
Geosyntec Consultants (4) (5) (6)	S	+	5.25%		10.61%	5/18/2029	197		95	98	0.02
Geosyntec Consultants (4) (5) (6)	S	+	5.25%		10.61%	5/18/2027	73		(1)	—	—
GI Apple Midco LLC (4) (5) (6)	S	+	6.75%		12.11%	4/19/2029	1,133		611	632	0.15
GI Apple Midco LLC (4) (5)	S	+	6.75%		12.11%	4/19/2030	7,410		7,272	7,410	1.76
GI Apple Midco LLC (4) (5) (6)	S	+	6.75%		12.11%	4/19/2030	1,619		171	178	0.04
PT Intermediate Holdings III, LLC (4) (5)	S	+	5.98%		11.47%	11/1/2028	2,622		2,576	2,609	0.62

Investments-non-controlled/non- affiliated(1)	Reference Rate and Spread			Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
PT Intermediate Holdings III, LLC (4) (5) (6)	S	+	6.50%	11.85%	11/1/2028	351	(2)	—	—
PT Intermediate Holdings III, LLC (4) (5)	S	+	6.50%	11.85%	11/1/2028	854	843	854	0.20
PT Intermediate Holdings III, LLC (4) (5)	S	+	5.98%	11.47%	11/1/2028	8,626	8,475	8,583	2.04
							27,447	27,935	6.65
Services: Consumer
Bradyifs Holdings, LLC (4) (5) (6)	S	+	6.00%	11.37%	10/31/2029	1,441	353	353	0.08
Bradyifs Holdings, LLC (4) (5)	S	+	6.00%	11.38%	10/31/2029	13,083	12,954	13,083	3.11
Bradyifs Holdings, LLC (4) (5) (6)	S	+	6.00%	11.38%	10/31/2029	1,108	(11)	—	—
Crash Champions, LLC (4) (5)	S	+	7.00%	12.36%	8/1/2029	8,148	7,986	8,230	1.96
Crash Champions, LLC (4) (5)	S	+	7.00%	12.36%	8/1/2029	1,824	1,775	1,843	0.44
Crash Champions, LLC (4) (5) (6)	S	+	5.25%	13.75%	8/1/2028	632	245	274	0.07
Crash Champions, LLC (4) (5)	S	+	7.00%	12.36%	8/1/2029	4,274	4,159	4,317	1.03
Kleinfelder Group, Inc.(The) (4) (5)	S	+	6.50%	11.63%	11/28/2025	12,562	12,452	12,563	2.99
Kleinfelder Group, Inc.(The) (4) (5) (6)	S	+	6.25%	11.63%	8/4/2028	1,643	(15)	—	—
Kleinfelder Group, Inc.(The) (4) (5) (6)	S	+	6.25%	11.63%	9/1/2030	2,464	—	—	—
							39,898	40,663	9.68
Technology & Electronics
Chase Intermediate, LLC (4) (5) (6)	S	+	5.75%	11.00%	10/30/2028	8,667	—	(87)	(0.02)
Chase Intermediate, LLC (4) (5) (6)	S	+	5.75%	11.00%	10/30/2028	433	(4)	(4)	—
							(4)	(91)	(0.02)

Total First Lien Debt							$312,788	$318,189	75.77%

Second Lien Debt
High Tech
Polaris Newco LLC (4) (5)	S	+	9.00%	14.49%	6/4/2029	6,200	6,049	6,107	1.45
							6,049	6,107	1.45

Total Second Lien Debt							$6,049	$6,107	1.45%

Total Investments—non-controlled/non-affiliated							$318,837	$324,296	77.22%

Total Portfolio Investments							$318,837	$324,296	77.22%
(1)Unless otherwise indicated, issuers of debt investments held by the Company (which such term “Company” shall include the Company’s subsidiaries for purposes of this Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR ("L"), Eurolibor (“E”), or SOFR including SOFR adjustment if any, ("S"), CDOR ("C"), which generally resets periodically. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. For each such loan, the Company has provided the interest rate in effect on the date presented.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with GAAP.
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

Investments—non- controlled/non- affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
BCPE HIPH Parent, Inc.	2023 Delayed Draw Term Loan	10/07/2030	$311	$(2)
Beacon Pointe Advisors, LLC	2021 Revolver	12/29/2027	627	—
Beacon Pointe Advisors, LLC	Delayed Draw Term Loan	12/29/2028	582	—
Bradyifs Holdings, LLC	2023 Delayed Draw Term Loan	10/31/2029	1,088	—
Bradyifs Holdings, LLC	2023 Revolver	10/31/2029	1,108	—
Chase Intermediate, LLC	2023 Revolver	10/30/2028	433	(4)
Chase Intermediate, LLC	2023 Delayed Draw Term Loan	10/30/2028	8,667	(87)
Circana Group, L.P.	Revolver	12/01/2027	400	(4)
Cliffwater LLC	Revolver	10/07/2030	1,000	—
Crash Champions, LLC	2022 Revolver	08/01/2028	358	—
Eagan Sub, Inc.	2023 Revolver	06/01/2029	2,900	—
Evergreen IX Borrower 2023 LLC	Revolver	10/01/2029	599	—
Galway Borrower, LLC	Revolver	09/30/2027	908	(5)
Gateway US Holdings, Inc.	Revolver	09/22/2026	131	(2)
GC Waves Holdings, Inc.	2023 Delayed Draw Term Loan	08/11/2028	1,181	(6)
Geosyntec Consultants	Delayed Draw Term Loan	05/18/2029	99	—
Geosyntec Consultants	Revolver	05/18/2027	73	—
GI Apple Midco LLC	Delayed Draw Term Loan	04/19/2030	1,441	—
GI Apple Midco LLC	Revolver	04/19/2029	502	—
Global Music Rights	Revolver	08/27/2027	286	—
Groundworks, LLC	2023 Revolver	03/14/2029	585	—
Groundworks, LLC	2023 Delayed Draw Term Loan	03/14/2030	515	—
Higginbotham Insurance Agency, Inc.	2023 3rd Amendment Delayed Draw Term Loan	11/24/2028	3,707	(9)
Kaseya, Inc.	2022 Revolver	06/25/2029	115	—
Kaseya, Inc.	2022 Delayed Draw Term Loan	06/25/2029	144	—
Kleinfelder Group, Inc.(The)	Revolver	08/04/2028	1,643	—
Kleinfelder Group, Inc.(The)	2023 Delayed Draw Term Loan	09/01/2030	2,464	—
Mammoth Holdings, LLC	2023 Delayed Draw Term Loan	11/15/2030	1,818	—
Mammoth Holdings, LLC	2023 Revolver	11/15/2029	909	—
Mantech International CP	Delayed Draw Term Loan	09/14/2029	566	—
Mantech International CP	Revolver A	09/14/2028	444	—
Marcone Yellowstone Buyer, Inc.	2022 Incremental Delayed Draw Term Loan	06/23/2028	465	(1)
Meridian Adhesives Group, Inc.	2022 1st Lien Delayed Draw Term Loan	09/03/2029	636	6
New Look Vision Group, Inc.	CAD Revolver	05/26/2026	613	(180)
Next Holdco, LLC	Delayed Draw Term Loan	11/12/2030	1,308	—
Next Holdco, LLC	Revolver	11/09/2029	491	—
Ohio Transmission Corporation	2023 Delayed Draw Term Loan	12/19/2030	1,500	(15)
Ohio Transmission Corporation	2023 Revolver	12/19/2028	1,000	(10)
Peter C. Foy & Associates Insurance Services, LLC	2021 1st Lien Revolver	11/01/2027	310	(3)
Peter C. Foy & Associates Insurance Services, LLC	2023 Incremental Delayed Draw Term Loan	11/01/2028	100	(1)
PetVet Care Centers, LLC	2023 Revolver	11/15/2029	1,396	(7)

PetVet Care Centers, LLC	2023 Delayed Draw Term Loan	11/15/2030	1,396		(7)
PT Intermediate Holdings III, LLC	2023 Incremental Delayed Draw Term Loan	11/01/2028	351		—
Recorded Books Inc.	2023 Revolver	08/31/2028	1,160		(6)
Sequa Corporation	2022 Revolver	11/23/2027	1,268		—
Spectrum Automotive Holdings, Corp.	2021 Delayed Draw Term Loan 1A	06/29/2028	400		(5)
Spectrum Automotive Holdings, Corp.	2021 Revolver	06/29/2027	305		(4)
THG Acquisition, LLC	2021 Delayed Draw Term Loan	12/02/2026	666		(8)
THG Acquisition, LLC	2019 Revolver	12/02/2025	374		(1)
Wesco Group LLC	CAD Incremental Revolver	10/16/2028	101		(25)
Wesco Group LLC	2022 USD Revolver	10/07/2027	403		(4)
Total			49,847	0	(390)
(7)Position or portion thereof unsettled as of December 31, 2023.
(8)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, non-qualifying assets totaled 1.52% of the Company’s total assets.
(9)As of December 31, 2023, the estimated net unrealized gain for federal tax purposes was $5.5 million based on a tax basis of $316.4 million. As of December 31, 2023, the estimated aggregate gross unrealized loss for federal income tax purposes was $0.1 million and the estimated aggregate gross unrealized gain for federal income tax purposes was $5.6 million.

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
State Street Bank & Trust Company	U.S. Dollar 6,034	Canadian Dollar 8,200	3/21/2024	$(182)
State Street Bank & Trust Company	Euro 377,841	U.S. Dollar 421,612	3/28/2024	(2,272)
				$(2,454)
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
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with GAAP.
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

The Company’s investment objective is to generate attractive risk-adjusted returns, predominately in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation with a focus on downside protection. The Company seeks to achieve its investment objective by investing primarily in the non-investment grade credit markets in North America and Europe, with a primary focus on direct lending in the United States. Subject to any restrictions imposed under the 1940 Act, any related RIC asset diversification requirements and any guidelines and limitations set forth herein, the Company’s investments are expected to primarily consist of senior secured first lien loans and unitranche loans but may include second lien loans or other assets. The Company will seek target position sizes of 2% to 5% of net asset value (“NAV”) and seek to allocate (a) greater than or equal to 80% of NAV to first lien and unitranche loans and (b) less than or equal to 20% of NAV to second lien loans. The Company’s investment mandate is structured to allow for co-investment across Oak Hill Advisors, L.P,’s (together with its affiliated investment advisors and predecessor firms, “OHA” or the “Firm”) entire platform, based on existing SEC exemptive relief under Rule 17d-1 under the 1940 Act and any additional SEC exemptive relief obtained in the future.
The Company will have a finite life. The term of the Company will end, and the Company will commence winding up, on the fifth (5th) anniversary of the last calendar day of the investment period of the Company (the “Investment Period”) (including any extensions of such Investment Period), unless extended for up to two (2) consecutive one (1) year periods, in each case, as approved by both the Board of Managers (the “Board”) and members of the Company (“Members”) holding a majority of the outstanding limited liability company interests of the Company (“Shares”).

The Investment Period commenced on the settlement date of the Company’s initial investment (January 4, 2023) and will end on the third-anniversary thereof; provided, however, that the Investment Period may be extended by up to an additional two (2) consecutive one-year periods, each subject to the approval of a majority of the outstanding Shares. Members have the right to terminate the Investment Period and, in certain circumstances, dissolve the Company, as a result of a Cause Event (as defined in the Limited Liability Company Agreement of the Company (as amended or restated from time to time, the “LLC Agreement”). The Investment Period may also be suspended or terminate early if a “Key Person Event” (as defined in the LLC Agreement) occurs and is not cured. The Company has discretion as to when it calls capital from Members during the Investment Period (and under certain limited circumstances thereafter). As a result, assuming the Investment Period ends on January 4, 2026 and no extension of the term, the Company’s term will end on January 4, 2031.
Note 2. Significant Accounting Policies
Basis of Presentation
The Company’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies.  These financial statements reflect adjustments that in the opinion of management are necessary for the fair statement of the financial position and results of operations for the periods presented herein.  The Company commenced operations on December 15, 2022 (commencement of operations) and its fiscal year ends on December 31.
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
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of December 31, 2023 and December 31, 2022, the Company did not hold any cash equivalents. As of December 31, 2023 and December 31, 2022, approximately $0.8 million and $0.0 million of the cash and cash equivalents balances were denominated in a foreign currency, respectively.
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
Non-Accrual Loans
Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of December 31, 2023 and December 31, 2022 there were no loans placed on non-accrual status.
Valuation of Portfolio Investments

Pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as the Company’s “valuation designee” to determine the valuation of the Company’s investments. The Adviser shall value the investments owned by the Company in accordance with the Adviser’s valuation policies and procedures, subject at all times to the oversight of the Board. The Adviser values the Company’s investments in accordance with ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

Investments that are listed or traded on an exchange and are freely transferable are valued at either the closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) on the principal exchange on which the investment is listed or traded. Investments for which other market quotations are readily available will typically be valued at such market quotations. Market quotations are obtained from an independent pricing service, where available. If a price cannot be obtained from an independent pricing service or if the independent pricing service is not deemed to be current with the market, certain investments held by the Company will be valued on the basis of prices provided by principal market makers.
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
•Generally, investments that constitute a material portion of the Company’s portfolio are periodically reviewed by an independent valuation firm. The independent valuation firms provide a final range of values on such investments to the Adviser. The independent valuation firms also provide analyses to support their valuation methodology and calculations;
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

The Company applies ASC 820, which establishes a framework for measuring fair value in accordance with GAAP and required disclosures of fair value measurements. The fair value of a financial instrument is the amount that would be received in an orderly transaction between market participants at the measurement date. The Company determines the fair value of investments consistent with its valuation policy. The Company discloses the fair value of its investments in a hierarchy which prioritizes and ranks the level of market observability used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:
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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of December 31, 2023, the Company had $0.1 million of payables for investments purchased and had $1.9 million of receivables for investments sold. As of December 31, 2022, the Company had $149.5 million of payables for investments purchased and had no receivables for investments sold.
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

Foreign Currency Forward Contracts
The Company may enter into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations of the Company and its Members. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Forward foreign currency contracts are marked-to-market at the applicable forward rate. Unrealized gain (loss) on foreign currency forward contracts is recorded on the statements of assets and liabilities on a gross basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts of foreign currency forward contract assets and liabilities are presented separately on the schedules of investments. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date.
Organization and Offering Expenses
Organizational costs, primarily for legal expenses associated with the establishment of the Company, are expensed as incurred.
Costs associated with the offering of shares of the Company will be capitalized as deferred offering expenses and included as other assets on the Statement of Assets and Liabilities and amortized over a twelve-month period from incurrence. For the year ended December 31, 2023 and for the period ended December 31, 2022, the Company amortized offering costs of $0.4 million and $0.0 million, respectively. As of December 31, 2023, all offering costs were fully amortized.
The Adviser agreed to incur organizational and start-up costs on behalf of the Company. The Company has repaid the Adviser for initial organization and start-up costs incurred prior to the commencement of our operations up to a maximum of $750,000.

Operating Expense Cap

The Adviser has agreed to pay any annual operating expenses of the Company (excluding (i) third-party legal expenses incurred in connection with investments and the ordinary course operation of the Company and (ii) the management fee and incentive fees paid to the Adviser) that would cause such operating expenses to exceed 0.40% per annum of the Company’s average net assets in respect of the relevant year (the “Operating Expense Cap”). Any operating expenses in excess of the aforementioned Operating Expense Cap shall be borne by the Adviser (including through waiver of income based incentive fees) and shall not be subject to recoupment.
Operating expenses subject to the Operating Expense Cap include, but are not limited to, the Company’s total professional fees, Board fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation (including salaries, bonuses and benefits), overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement.

Income Taxes
The Company has elected to be regulated as a BDC under the 1940 Act. The Company elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its fiscal year (or period) ending December 31, 2023. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its Members as distributions. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the financial statements of the Company.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2023. As applicable, the Company’s prior year remains subject to examination by U.S. federal, state and local tax authorities.
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
Note 3. Fees, Expenses, Agreements and Related Party Transactions
Investment Advisory Agreement
On November 14, 2022, the Company entered into an investment advisory agreement with the Adviser (the “Advisory Agreement”), pursuant to which the Adviser manages the Company on a day-to-day basis. The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Company’s investments and monitoring its investments and portfolio companies on an ongoing basis.
The Advisory Agreement is effective for an initial two-year term and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the Company’s independent Board members. The Company may terminate the Advisory Agreement, without payment of any penalty, upon 60 days’ written notice. The Advisory Agreement will automatically terminate in the event of its assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.

The Company pays the Adviser a fee for its services under the Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the Members. Substantial additional fees and expenses may also be charged by OHA Private Credit Advisors II, L.P., in its capacity as the administrator to the Company (the “Administrator”).
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

For the year ended December 31, 2023 and for the period ended December 31, 2022, management fees were $1.7 million and $0.0 million, respectively, of which none were waived. As of December 31, 2023 and December 31, 2022, $1.0 million and $0.0 million, respectively, remained payable related to the base management fee accrued in management fee payable on the statement of assets and liabilities.
Incentive Fee
The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.
Incentive Fee Based on Income
The first part of the incentive fee is based on income, whereby the Company pays the Adviser annually in arrears 12.5% of its Pre-Incentive Fee Net Investment Income Returns (as defined below) for the relevant calendar year subject to a 5.75% annualized hurdle rate (the “Hurdle Rate”). “Pre-Incentive Fee Net Investment Income Returns” means dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Advisory Agreement and an administration agreement with our administrator (the “Administration Agreement”), any expense of securitizations, and interest expense or other financing fees and any distributions paid on preferred shares, but excluding the incentive fee and Member servicing and/or distribution fees).  Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
The Company pays the Adviser an incentive fee with respect to the Company’s Pre-Incentive Fee Net Investment Income Returns as follows:
•No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar year in which the Company’s Pre-Incentive Fee Net Investment Income Returns does not exceed an annualized Hurdle Rate of 5.75%;
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
For the year ended December 31, 2023 and for the period ended December 31, 2022, income based incentive fees (before waivers) were $3.1 million and $0.0 million, respectively. For the year ended December 31, 2023 and for the period ended December 31, 2022, $1.0 million and $0.0 million, respectively, of income incentive fees were waived in accordance with the annual Operating Expense Cap. As of December 31, 2023 and December 31, 2022, $2.0 million and $0.0 million related to the income based incentive fee had accrued and remained payable on the statement of assets and liabilities, respectively.

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

For the year ended December 31, 2023 and for the period ended December 31, 2022, capital gains based incentive fees were $1.2 million and $0.0 million, respectively, of which none were waived. As of December 31, 2023 and December 31, 2022, $1.2 million and $0.0 million, respectively, remained payable related to the capital gains based incentive fee accrued in capital gains incentive fee payable on the statement of assets and liabilities.
Administration Agreement
Under the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to Members and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of our Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. We will reimburse the Administrator for the reasonable fees, costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation, Overhead and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of OHA or any of its affiliates, subject to the limitations described in the Advisory Agreement and the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party. The Administrator hired a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.
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
For the year ended December 31, 2023 and for the period ended December 31, 2022, there were $0.0 million and $0.0 million, respectively, in expenses related to the Administrator that were included in administrative service expenses on the statements of operations and the payable included in accrued expenses and other liabilities in the statements of assets and liabilities. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. For the year ended December 31, 2023 and for the period ended December 31, 2022, the Company incurred expenses related to the sub-administrator of $0.4 million and $0.0 million, respectively, which is included in administrative service expenses on the statements of operations and the payable included in accrued expenses and other liabilities in the statements of assets and liabilities. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement.

Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value as of December 31, 2023 and December 31, 2022 was as follows:

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value

First lien debt	$312,788	$318,189	98.1%
Second lien debt	6,049	6,107	1.9%
Total investments	$318,837	$324,296	100.0%

	December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value

First lien debt	$149,464	$149,586	100.0%
Total investments	$149,464	$149,586	100.0%

The industry composition of investments based on fair value as of December 31, 2023 and December 31, 2022 was as follows:

December 31, 2023
Insurance	12.9%
Services: Consumer	12.5
Healthcare, Education and Childcare	10.4
High Tech	9.9
Services: Business	8.6
Finance	7.5
Aerospace and Defense	7.1
Chemicals, Plastics and Rubber	5.6
Printing and Publishing	4.4
Consumer Goods: Durable	4.4
Automobile	4.4
Construction & Building	3.5
Capital Equipment	2.3
Media: Diversified & Production	2.2
Retail Stores	2.1
Containers, Packaging and Glass	1.2
Broadcasting and Entertainment	1.0
Technology & Electronics	—
Total	100.0%

December 31, 2022
Insurance	21.3%
Services: Business	12.4
Finance	11.3
Consumer Goods: Durable	9.4
Services: Consumer	9.3
Chemicals, Plastics, and Rubber	9.2
Healthcare, Education, and Childcare	9.1
Media: Diversified & Production	4.6
Retail Stores	4.5
High Tech	4.4
Aerospace and Defense	2.4
Broadcasting and Entertainment	2.1
Total	100.0%

The geographic composition of investments at cost and fair value as of December 31, 2023 and December 31, 2022 was as follows:

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$312,342	$317,536	97.9%	75.6%
Canada	6,495	6,760	2.1	1.6
Total	$318,837	$324,296	100.0%	77.2%

	December 31, 2022
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$143,993	$144,116	96.3%	76.8%
Canada	5,471	5,470	3.7	2.9
Total	$149,464	$149,586	100.0%	79.7%
Note 5. Fair Value of Investments
The following table presents the fair value hierarchy of investments as of December 31, 2023 and December 31, 2022, categorized by the ASC 820 valuation hierarchy, as previously described:

	December 31, 2023
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$318,189	$318,189
Second Lien Debt	—	—	6,107	6,107
Total investments	$—	$—	$324,296	$324,296

	December 31, 2022
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$149,586	$149,586
Total investments	$—	$—	$149,586	$149,586

The following table presents the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the year ended December 31, 2023:

	For the Year Ended December 31, 2023
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$149,586	$—	$149,586
Purchases of investments	188,585	6,045	194,630
Proceeds from principal repayments and sales of investments	(26,771)	—	(26,771)
Accretion of discount/amortization of premium	1,321	5	1,326
Net realized gain (loss)	68	—	68
Net change in unrealized appreciation (depreciation)	5,400	57	5,457
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Fair value, end of period	$318,189	$6,107	$324,296
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of December 31, 2023	$5,460	$57	$5,517
(1)For the year ended December 31, 2023, there were no transfers into or out of Level 3.

The following table presents the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the period ended December 31, 2022:

	For the Period Ended December 31, 2022
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$—	$—	$—
Purchases of investments	149,464	—	149,464
Proceeds from principal repayments and sales of investments	—	—	—
Accretion of discount/amortization of premium	—	—	—
Net realized gain (loss)	—	—	—
Net change in unrealized appreciation (depreciation)	122	—	122
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Fair value, end of period	$149,586	$—	$149,586
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of December 31, 2023	$122	$—	$122
(1)For the period ended December 31, 2022, there were no transfers into or out of Level 3.

Significant Unobservable Inputs
In accordance with ASC 820, the following table provides quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2023 and December 31, 2022.  The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)
Assets:
First lien debt	$294,813	Discounted cash flow	Comparative Yields	8.9% - 11.7% (9.9%)
First lien debt	23,376	Precedent Transaction	Transaction Price	N/A
Total first lien debt	318,189
Second lien debt	6,107	Discounted cash flow	Comparative Yields	13.1%
Total investments	$324,296

	December 31, 2022
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)
Assets:
First lien debt	$149,586	Discounted cash flow	Comparative Yields	9.3% - 11.6% (10.5%)
Total investments	$149,586
(1)Weighted averages are calculated based on fair value of investments.
The Company used the income approach to determine the fair value of certain Level 3 assets as of December 31, 2023 and December 31, 2022. The significant unobservable inputs used in the income approach is the comparative yield and discount rate. The comparative yield and discount rate is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value.
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
The Company may enter into forward currency exchange contracts to reduce the exposure to foreign currency exchange rate fluctuations of the Company and its Members, as described in Note 2. The fair value of derivative contracts open as of December 31, 2023 and December 31, 2022 is included on the schedules of investments by contract. The Company had $17.6 million collateral payable as of December 31, 2023. Collateral amounts posted are included in collateral on forward currency exchange contracts on the statements of assets and liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the statements of assets and liabilities.

During the year ended December 31, 2023 and during the period ended December 31, 2022, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $275.3 million and $187.9 million, respectively.

The following table presents both gross and net information about derivative instruments eligible for offset in the Statements of Assets and Liabilities.

December 31, 2023
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$—	$(2,454)	$(2,454)	$—	$(2,454)

December 31, 2022
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$686	$—	$686	$—	$686
(1)Amount excludes excess cash collateral paid.
(2)Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.
The effect of transactions in derivative instruments on the Statements of Operations during the year ended December 31, 2023 and during the period ended December 31, 2022 were as follows:

For the Year Ended December 31, 2023
Realized gain (loss) on foreign currency forward contracts	$10,778
Net change in unrealized gain (loss) on foreign currency forward contracts	(3,140)
Total net realized and unrealized gain (loss) on foreign currency forward contracts	$7,638

For the Period Ended December 31, 2022
Realized gain (loss) on foreign currency forward contracts	$—
Net change in unrealized gain (loss) on foreign currency forward contracts	686
Total net realized and unrealized gain (loss) on foreign currency forward contracts	$686

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
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2023 and December 31, 2022, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	December 31, 2023	December 31, 2022
Unfunded delayed draw commitments	$29,405	$9,264
Unfunded revolving commitments	20,442	5,201
Total unfunded commitments	$49,847	$14,465
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2023, management is not aware of any pending or threatened material litigation.
Investor Commitments
As of December 31, 2023, the Company had $552.0 million in total capital commitments from investors, $152.6 million of which was undrawn. As of December 31, 2022, the Company had $535.2 million in total capital commitments from investors, $349.9 million of which was undrawn.
Note 8.  Net Assets
Subscriptions and Drawdowns
For the year ended December 31, 2023 and for the period ended December 31, 2022, the Company had 38,954,613 and 18,648,373 shares issued and outstanding, respectively, with a par value of $0.01 per share. The Company has entered into subscription agreements with investors providing for the private placement of the Company’s shares. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase the Company’s shares up to the amount of their respective capital commitment on an as-needed basis each time the Adviser delivers a drawdown notice to such investors.
The following table summarizes capital activity during the year ended December 31, 2023:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	18,648,373	$186	$186,232	$539	$—	$808	$187,765
Common shares issued	20,306,240	204	212,724	—	—	—	212,928
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	21,299	—	—	21,299
Net realized gain (loss)	—	—	—	—	11,991	—	11,991
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	5,337	5,337
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(3,140)	(3,140)
Distributions declared	—	—	—	(15,481)	(686)	—	(16,167)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	(421)	165	256	—	—
Balance end of period	38,954,613	$390	$398,535	$6,522	$11,561	$3,005	$420,013
The following table summarizes capital activity during the period ended December 31, 2022:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	—	$—	$—	$—	$—	$—	$—
Common shares issued	18,648,373	186	186,289	—	—	—	186,475
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	(442)	—	—	(442)
Net realized gain (loss)	—	—	—	—	924	—	924
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	122	122
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	686	686
Distributions declared	—	—	—	—	—	—	—
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	(57)	981	(924)	—	—
Balance end of period	18,648,373	$186	$186,232	$539	$—	$808	$187,765

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
June 2, 2023	June 6, 2023	June 8, 2023	$0.15	$3,222
August 8, 2023	August 31, 2023	September 15, 2023	$0.20	5,011
November 6, 2023	November 14, 2023	November 17, 2023	$0.20	7,934
Total				$16,167
There were no dividends declared for the period ended December 31, 2022.

The U.S. federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full year.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. Refer to Note 9 for details regarding the components of distributable earnings on a tax basis.

Note 9. Income Tax
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until they are realized; (2) the tax treatment of foreign currency forward contracts, (3) amortization of organizational costs, and (4) other non-deductible expenses.
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include non-deductible expenses, among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate.

As of December 31, 2023 and December 31, 2022, the Company made the following permanent book tax differences and reclasses:

	December 31, 2023	December 31, 2022
Paid in capital excess of par value	$(421)	$(57)
Distributable income in excess of net investment income(1)	$165	$981
Accumulated realized gains(1)	$256	$(924)
(1)Amounts are included in distributable earnings (accumulated loss) on the Statements of Assets and Liabilities.
As of December 31, 2023 and December 31, 2022, the Company’s tax year end, components of distributable earnings on a tax basis are as follows:

	December 31, 2023	December 31, 2022
Undistributed ordinary income	$11,164	$1,132
Net tax appreciation/(depreciation)	$5,459	$122
Undistributed capital gains	$4,583	$411
Other temporary differences	$(119)	$(318)
The difference between book-basis and tax-basis unrealized appreciation/(depreciation) is attributable primarily to the tax treatment of foreign currency forward contracts.

As of December 31, 2023 and December 31, 2022, the Company had no capital loss carryover.
The tax character of shareholder distributions attributable to the year ended December 31, 2023 and to the period ended December 31, 2022, were as follows:

Paid Distributions attributable to:	December 31, 2023	December 31, 2022
Ordinary income	$15,755	$—
Return of capital	—	—
Long term gain	411	—
Total taxable distributions	$16,166	$—
For the year ended December 31, 2023, 93.1% of distributed ordinary income qualified as an interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

Unrealized appreciation and depreciation as of December 31, 2023 and December 31, 2022, based on cost of investments for U.S. federal income tax purposes were as follows:

	December 31, 2023	December 31, 2022
Gross appreciation	$5,558	$151
Gross (depreciation)	$(99)	$(29)
Net appreciation/(depreciation)	$5,459	$122
Cost	$316,384	$150,149

Note 10. Financial Highlights
The following are financial highlights for Shares outstanding during the year ended December 31, 2023 and during the period ended December 31, 2022:

	For the Year Ended December 31, 2023	For the Period Ended December 31, 2022
Per share data:(1)
Net asset value, beginning of period	$10.07	$—
Net investment income (loss)	0.83	(0.14)
Net realized and unrealized gains (losses) (2)	0.46	0.21
Net increase (decrease) in net assets resulting from operations	1.29	0.07
Impact of issuance of common shares	—	10.00
Shareholder distributions from income (3)	(0.58)	—
Net asset value, end of period	$10.78	$10.07

Total Return (4)	7.05%	0.69%

Ratios and supplemental data:
Net assets, end of period	$420,013	$187,765

Portfolio turnover rate(5)	11.90%	N/A
Ratio of expenses before management and incentive fees to average net assets(6)	1.14%	6.02%
Ratio of expenses after management and incentive fees before waivers to average net assets(6)	3.27%	6.02%
Ratio of expenses after waivers to average net assets(6)	2.90%	6.02%
Net investment income (loss) to average net assets before waivers(6)	7.62%	(6.02)%
Net investment income (loss) to average net assets after waivers(6)	7.99%	(6.02)%
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
(6)Annualized.
(7)The Advisor has agreed to waive income incentive fee in accordance with the annual Operating Expense Cap overage.
Note 11. Subsequent Events
The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. Other than as disclosed below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the financial statements as of and for the year ended December 31, 2023.

On March 6, 2024, the Company declared a distribution of $0.20 per share, all of which is payable on March 22, 2024 to Members of record as of March 6, 2024.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.
Item 9A.    Controls and Procedures
(1) Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report and determined that our disclosure controls and procedures are effective as of the end of the period covered by this Annual Report.

(2) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting
(as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—
Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based
on our evaluation, management concluded that our internal control over financial reporting was effective as of December
31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(3) Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information

During the fiscal quarter ended December 31, 2023, none of the Board members or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance.
The Board and its Leadership Structure
Our business and affairs are managed under the direction of our Board. The responsibilities of the Board include, among other things, the oversight of our investment activities, oversight of our investment valuation process, oversight of our financing arrangements and corporate governance activities. Our Board consists of five members, three of whom are not “interested persons” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent.”. We refer to these individuals as our “Independent Board members.” Our Board elects our executive officers, who serve at the discretion of the Board.

Board Members
Information regarding the Board is as follows:

Name	Year of Birth	Position	Length of Time Served	Principal Occupation During Past 5 Years	Other Memberships Held by Board Member
Interested Board Members
Eric Muller	1972	Member	Since 2022	Portfolio Manager & Partner at Oak Hill Advisors (2018 – Present); Partner at Goldman Sachs (2006 – 2018)
Trustee, T. Rowe Price OHA Select Private Credit Fund (2022 – Present); Investment Committee Member, Boston University Endowment (2018 – Present); Dean’s Advisory Board Member, Boston University Questrom School of Business (2015 – Present); Co-Chairman, Board of Trustees for StreetSquash (2012 – Present)

Alan M. Schrager	1968	Chairman	Since 2022	Portfolio Manager & Senior Partner at Oak Hill Advisors (2003 – Present)	Trustee, T. Rowe Price OHA Select Private Credit Fund (2022 – Present); Board Member, Expro Group Holdings (2018 – Present); Board Member, New Heights Youth Inc. (2016 – Present); Board Member for Churchill Capital V (2022 – Present); Board Member for Churchill Capital VI (2022 – Present); Board Member for Churchill Capital VII (2022 – Present)
Independent Board Members
Kathleen M. Burke	1963	Member and Chair of the Nominating and Governance Committee	Since 2022	Managing Director at Snowbridge Advisors (2016 – Present); Advisor at Pacific General Holdings (April 2022 – Present).	Trustee, T. Rowe Price OHA Select Private Credit Fund (2022 – Present)
Mark Manoff	1956	Member and Chair of the Audit Committee	Since 2022	Operating Partner at MidOcean Partners (2021 - Present); Co-founder and CEO at Verrian, Inc (2019-2021); Vice Chair at Ernst & Young (1978-2021).
Trustee, T. Rowe Price OHA Select Private Credit Fund (2022 – Present); Trustee, University of Maryland Smith Business School Advisory Board (2012 – Present); Trustee, Roundabout Theatre (2000 – 2020); Trustee, the First Tee (2011 – 2021).

Jonathan Morgan	1963	Member and Chair of the Independent Board Members Committee	Since 2022	Managing Member at Sound Fund Advisors LLC (2011 - Present).	Trustee, T. Rowe Price OHA Select Private Credit Fund (2022 – Present); Director, Angel Oak Mortgage, Inc. (Jan 2022 – Present); Trustee, The Frank Foundation (2016 – Present); Trustee, Talmadge Hill Community Church (2019 – Present); Trustee, The Weekapaug Chapel (2020 – present); Trustee, Kids Empowered by Your Support (2016-2021).

The address for each Board member is c/o OHA Senior Private Lending Fund (U) LLC, 1 Vanderbilt Avenue, 16th Floor, New York, NY 10017, Attn: Legal Department. While we do not intend to list our Shares on any securities exchange, if any class of our Shares is listed on a national securities exchange, our Board will be divided into three classes of managers serving staggered terms of three years each.
Executive Officers Who are Not Board Members
Information regarding our executive officers who are not Board members is as follows:

Name	Year of Birth	Position	Length of Time Served	Principal Occupation During Past 5 Years

Andrew Winer	1968	Chief Operating Officer	Since 2022	Portfolio Manager at Sound Point Capital (2016 – 2022)

Gerard Waldt	1984	Chief Financial Officer	Since 2022	Deputy Chief Financial Officer at Bain Capital Specialty Finance (2018 – 2022); Controller and Interim Chief Accounting Officer at Hercules Capital (2016 – 2018)

Grove Stafford	1977	Chief Compliance Officer	Since 2022
Executive Director and Chief Compliance Officer at Morgan Stanley Investment Management - Private Credit, Equity & Real Estate (2018-2022); Vice President and Assistant General Counsel at Resource America, Inc.

Gregory Rubin	1971	Vice President	Since 2022	Partner and General Counsel, Global Head of Legal and Compliance at Oak Hill Advisors, L.P. (2007 – Present)
The address for each executive officer is c/o OHA Senior Private Lending Fund (U) LLC, 1 Vanderbilt Avenue, 16th Floor, New York, NY 10017.
Biographical Information
The following is information concerning the business experience of our Board and executive officers. Our Board members have been divided into two groups—Interested Board members and Independent Board members. Interested Board members are “interested persons” as defined in the 1940 Act.
Interested Board Members

Eric Muller, Chief Executive Officer. Mr. Muller shares portfolio management responsibilities for private lending investments. Prior to joining OHA, Mr. Muller worked in Goldman Sachs’ Merchant Banking Division, where he was a Partner in the Private Credit Group, responsible for leading its private senior lending business in North America and managing vehicles that invested across the spectrum of the credit market. He previously worked as a private equity investor for the Cypress Group. Additionally, Mr. Muller serves on the Investment Committee for the Boston University Endowment and the Dean’s Advisory Board for the Boston University Questrom School of Business. He is Co-Chairman of the Board of Trustees for StreetSquash, an after-school youth enrichment program. He earned an M.B.A. from Harvard Business School, a J.D. from Harvard Law School and a B.A., summa cum laude, salutatorian, from Boston University.

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
Independent Board Members

Kathleen M. Burke, Member. Ms. Burke is currently a Partner at Snowbridge Advisors, an independent advisory firm serving managers of private equity funds worldwide with a focus on middle market private equity funds and an advisor to Pacific General Holdings, a firm focused on advising on middle market cross border transactions. Ms. Burke has more than thirty years’ experience as an investment professional, both as an advisor and an investor, and is expert at executing, structuring and placing private alternative fund products and securities. Ms. Burke also managed private placements at Rothschild North America and Credit Suisse First Boston. At Credit Suisse First Boston, she led a team of professionals dedicated to raising private equity capital for venture stage and emerging growth companies in a variety of sectors including life sciences, healthcare, media, telecom, and technology services. Prior to Credit Suisse First Boston, Ms. Burke was on the buy-side and worked at both Prudential Insurance Company of America and GE Capital where she was responsible for a variety of investments, including control and growth transactions, mezzanine deals and senior loans. She received her MBA from the University of Pennsylvania’s Wharton School and has a BS in Finance from Boston College’s Carroll School of Management, where she was in the Honors Program and graduated cum laude.

Mark Manoff, Member. Mr. Manoff is an Operating Partner at MidOcean Partners, a premiere New York-based alternative asset manager specializing in middle-market private equity and alternative credit investments. He previously spent 39 years at Ernst & Young (EY) serving in many leadership positions, including as New York Office Managing Partner, and Americas Vice Chair Northeast Region Managing Partner, where he had P/L responsibility for a $4 billion business unit. Mr. Manoff was a member of EY’s Executive Board and Operating Committee for 8 years. He founded and led EY’s Center for Board Matters, EY’s effort to support board members in their oversight role by helping them address complex boardroom issues. Mr. Manoff retired as Vice Chair Markets where he was responsible for EY’s growth strategy and go-to-market activities. Following his retirement from EY, Mr. Manoff co-founded and was the CEO of a boutique consulting firm providing services to private equity and other high growth businesses. Mr. Manoff was also a member of the Board of Covetrus, a $4 billion formerly NASDAQ-listed global company that provided technology solutions and services to veterinarians, which was taken private in October 2022. Mr. Manoff is a CPA and has a BS from the University of Maryland Smith Business School where he was a past Chair.

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

Andrew Winer, Chief Operating Officer. Mr. Winer works in the area of new business development and has primary responsibility for operations of OHA’s BDCs and similar vehicles. Prior to joining OHA, Mr. Winer was the Co-Founder and Portfolio Manager of Sound Point Capital’s commercial real estate business and served as Chief Investment Officer of InPoint Commercial Real Estate Income Inc. Previously, Mr. Winer served as President of Global Net Lease, Inc. and worked at Credit Suisse and predecessor firms in a variety of commercial real estate and structured finance related positions. Mr. Winer earned a Master of Accountancy and a B.B.A. in Accounting from the University of Michigan School of Business.

Grove Stafford, Chief Compliance Officer. Mr. Stafford provides legal and compliance services to OHA. Prior to joining OHA, Mr. Stafford worked as an Executive Director for Morgan Stanley Investment Management where he served as Chief Compliance Officer for the firm’s private credit, equity and real assets businesses as well as the firm’s business development companies. Prior to joining Morgan Stanley, he was employed by Resource America, Inc., serving as Vice President and Assistant General Counsel with responsibility for legal and compliance matters for Resource America’s investment adviser and broker-dealer platforms. Mr. Stafford earned a J.D. from Tulane University and a B.A. from Boston University.

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
Communications with Board Members

Members and other interested parties may contact any Board member (or all members) of the Board by mail. To communicate with the Board, any individual Board member or any group or committee of Board members, correspondence should be addressed to the Board or any such individual Board member or group or committee of Board members by either name or title. All such correspondence should be sent to OHA Senior Private Lending Fund (U) LLC, c/o OHA Private Credit Advisors II, L.P., 1 Vanderbilt Avenue, 16th Floor, New York, NY  10017, Attention: Chief Compliance Officer.
Committees of the Board
Our Board currently has three committees: an Audit Committee, an Independent Board Members Committee, and a Nominating and Governance Committee. Under the LLC Agreement, the Company is not required to hold annual meetings.
Audit Committee. The Audit Committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board in selecting, engaging and discharging our independent registered public accounting firm, reviewing the plans, scope and results of the audit engagement with our independent registered public accounting firm, approving professional services provided by our independent registered public accounting firm (including compensation therefore), reviewing the independence of our independent registered public accounting firm and reviewing the adequacy of our internal controls over financial reporting. The Audit Committee will also have principal oversight of the valuation process used to establish the Company’s NAV and for the determination the fair value of each of our investments. The Audit Committee is presently composed of three (3) persons, including Kathleen M. Burke, Mark Manoff, and Jonathan Morgan, all of whom are considered independent for purposes of the 1940 Act. Mark Manoff serves as the chair of the Audit Committee. Our Board has determined that Mark Manoff qualifies as an “Audit Committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act. Each of the members of the Audit Committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act.
A copy of the charter of the Audit Committee is available in print to any Member who requests it.
Nominating and Governance Committee. The Nominating and Governance Committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the Nominating and Governance Committee, including making nominations for the appointment or election of Independent Board members. The Nominating and Governance Committee will also have principal oversight over the process used to approve co-investments for the Company. The Nominating and Governance Committee consists of three (3) persons, including Kathleen M. Burke, Mark Manoff, and Jonathan Morgan, all of whom are considered independent for purposes of the 1940 Act. Kathleen M. Burke serves as the chair of the Nominating and Governance Committee.
The Nominating and Governance Committee will consider nominees to the Board recommended by a Member.

A copy of charter of the Nominating and Governance Committee is available in print to any Member who requests it.
Independent Board Members Committee. The Independent Board Members Committee operates pursuant to a charter approved by our Board. The Independent Board Members Committee consists of three (3) persons, including Kathleen M. Burke, Mark Manoff, and Jonathan Morgan, all of whom are considered independent for purposes of the 1940 Act. Jonathan Morgan serves as the chair of the Independent Board Members Committee. The Independent Board Members Committee will be responsible for addressing conflict of interest matters, including but not limited to the approval, as applicable, of certain co-investment transactions as contemplated by the Company’s co-investment exemptive relief and undertake such other duties and responsibilities as may from time to time be delegated by the Board.
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
Thomas Wong, Portfolio Manager & Partner of OHA. Mr. Wong shares portfolio management responsibilities for a number of OHA’s portfolios. Mr. Wong is a member of OHA’s investment strategy and ESG committees. Previously, he had senior research responsibility for the chemicals, consumer products, food and beverage, healthcare, industrials, retail and restaurants, services and telecommunications, media, cable and technology industries. Mr. Wong currently serves on the executive committee of the Board of Directors for the Loan Syndications and Trading Association and on the Board of Directors for Yonkers Partners in Education. Prior to joining OHA in 2001, he worked at Deutsche Bank, where he was a member of the Debt Capital Markets group. Mr. Wong received a B.A., cum laude, from Harvard University and has earned the Chartered Financial Analyst designation.
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

Board Role in Risk Oversight

Our Board performs its risk oversight function primarily through (i) its standing committees, which report to the entire Board and are comprised solely of Independent Board Members, and (ii) active monitoring by our Chief Compliance Officer and our compliance policies and procedures. Oversight of other risks is delegated to the committees.

Oversight of our investment activities extends to oversight of the risk management processes employed by the Adviser as part of its day-to-day management of our investment activities. The Board anticipates reviewing risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Boards risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of investments.

We believe that the role of our Board in risk oversight is effective and appropriate given the extensive regulation to which we will be subject as a BDC. As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, we are limited in our ability to enter into transactions with our affiliates, including investing in any portfolio company in which one of our affiliates currently has an investment.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, members of our Board, and persons who own more than ten percent of our shares to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us, we believe that, with respect to the fiscal year ended December 31, 2023, such persons complied with all such filing requirements.

Code of Ethics

We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Investors may view the code of ethics on the SEC’s website at www.sec.gov.

Dollar Range of Equity Securities Beneficially Owned by Directors

The following table sets forth the dollar range of equity securities of the Company beneficially owned by each Board member as of March 13, 2024:

Name of Directors	Dollar Range of Equity Securities in Company (1)
Interested Board Members	—
Eric Muller	—
Alan M. Schrager	—
Independent Board Members (1)	—
Kathleen M. Burke	—
Mark Manoff	—
Jonathan Morgan	—

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

Annual Cash Retainer	Board Meeting Fee	Committee Meeting Fee	Annual Committee Chair Cash Retainer
			Audit	Nominating and Governance	Independent Board Members
$50,000	$1,000	$1,000	$7,500	$1,250	$1,250
We also reimburse each of the Board members for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.
We do not pay compensation to our Board members who also serve in an executive officer capacity for us or the Adviser.

The following table sets forth information concerning total compensation earned by or paid to each of our independent Board members for the year ended December 31, 2023.

Board Member	Total Compensation from the Company	Total Compensation from the Fund Complex(1)
Kathleen M. Burke	$78,226	$232,997
Mark Manoff	$85,966	$256,898
Jonathan Morgan	$78,293	$233,182

(1) The “Fund Complex” consists of the Company and T. Rowe Price OHA Select Private Credit Fund.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The following table sets forth, as of March 13, 2024, information with respect to the beneficial ownership of our Shares by:
•each person known to us to be expected to beneficially own more than 5% of the outstanding Shares;
•each of our Board members and executive officers; and
•all of our Board members and executive officers as a group.

Percentage of beneficial ownership is based on 38,954,613 shares outstanding as of March 13, 2024. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no Shares subject to options that are currently exercisable or exercisable within 60 days of the offering.

Shares Beneficially Owned
Name and Address	Number	Percentage
Interested Board Members
Eric Muller	—	N/A
Alan M. Schrager	—	N/A
Independent Board Members(1)
Kathleen M. Burke	—	N/A
Mark Manoff	—	N/A
Jonathan Morgan	—	N/A
Executive Officers who are not Board Members(1)
Gregory S. Rubin	—	N/A
Grove Stafford	—	N/A
Gerard Waldt	—	N/A
Andrew Winer	—	N/A
Other		N/A
All officers and Board members as a group (nine persons)	—	N/A
______________________________________
*Less than 1%.
(1)The address for all of the Company’s officers and Board members is OHA Senior Private Lending Fund (U) LLC, c/o OHA Private Credit Advisors II, L.P., 1 Vanderbilt Avenue, 16th Floor, New York, NY 10017.
(2)The address for OHA Private Credit Advisors II, L.P. is 1 Vanderbilt Avenue, 16th Floor, New York, NY  10017.
The following table sets forth the dollar range of our equity securities owned by Board members as of March 13, 2024.

Name of Directors	Dollar Range of Equity Securities in Company(1)(2)
Interested Board Members
Eric Muller	None
Alan M. Schrager	None
Independent Board Members(1)
Kathleen M. Burke	None
Mark Manoff	None
Jonathan Morgan	None
______________________________________
(1)Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.
(2)The dollar range of equity securities beneficially owned are: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000 or over $100,000.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Transactions

Transactions with Related Persons

Investment Advisory Agreement; Administration Agreement

We have entered into the Advisory Agreement with the Adviser pursuant to which we pay the Adviser a management fee at an annual rate of 0.65% of the value of the Company’s net assets as of the beginning of the first calendar day of the month. For purposes of the Advisory Agreement, net assets means the Company’s total assets less the fair value of our liabilities determined on a consolidated basis in accordance with U.S. GAAP. We also pay the Adviser a two-part incentive fee based on (i) the amount by which our pre-incentive fee net investment income returns exceed a certain “hurdle rate” and (ii) our capital gains. In addition, pursuant to the Advisory Agreement and the Administration Agreement, we reimburse the Adviser and Administrator for certain expenses as they occur. See “Item 1. Business—Advisory Agreement,” “Item 1. Business—Administration Agreement.” Each of the Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated, each of the Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the Independent Board members.

Co-Investment Relief

We and the Adviser have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Board may establish objective board criteria clearly defining co-investment opportunities in which the Company will have the opportunity to participate with one or more listed or private OHA-managed BDCs and other public or private OHA funds that target similar assets. If an investment falls within the board criteria, the Company will have an opportunity to participate. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on its investment strategy). The co-investment would generally be allocated to us, any other OHA BDCs and the other OHA funds that target similar assets pro rata based on available capital in the applicable asset class. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.

Transactions with Promoters and Certain Control Persons

The Adviser may be deemed a promoter of the Company. We have entered into the Advisory Agreement and the Administration Agreement with OHA Private Credit Advisors II, L.P. (in its capacity as the Adviser and the Administrator, respectively). The Adviser, for its services to us, is entitled to receive management fees and incentive fees in addition to the reimbursement of certain expenses. The Administrator, for its services to us, is entitled to receive reimbursement of certain expenses. In addition, under the Advisory Agreement and Administration Agreement, to the extent permitted by applicable law and in the discretion of our Board, we have indemnified OHA Private Credit Advisors II, L.P. and certain of its affiliates. See “Item 1. Business.”

Statement of Policy Regarding Transactions with Related Persons

To the extent that any potential related party transaction is brought to the attention of the Board, the Board will consider any conflicts of interest brought to its attention pursuant to the Company’s compliance procedures and policies. Each of the Company’s Board members and executive officers is subject to the Company’s Code of Ethics, which places restrictions on related party transactions, and is instructed to inform the Company’s Chief Compliance Officer or his designee of any potential related party transactions. In addition, each such Board member and executive officer completes a questionnaire designed to elicit information about any potential related party transactions that is reviewed by the Company’s Chief Compliance Officer prior to such Board member’s or executive officer’s appointment.

Board Member Independence

For information regarding the independence of our Board members, see “Item 10. Directors, Executive Officers and Corporate Governance.”
Item 14.    Principal Accountant Fees and Services.
The Audit Committee and the independent Board members have selected KPMG LLP to serve as the independent registered public accounting firm for the Company for the year ended December 31, 2023.

KPMG LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

Audit Fees: Audit fees consist of fees billed for professional services rendered for the annual audit of the Company’s financial statements, quarterly reviews and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings.

Audit-Related Fees: Audit-related fees are for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Services Fees: Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Company’s tax returns and tax advice.

All Other Fees: No fees were billed by KPMG LLP for products and services provided to the Company, other than the services reported in “Audit Fees” and “Audit-Related Fees” above, for the year ended December 31, 2023 and the period ended December 31, 2022.

No fees were billed by KPMG LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2023 and the period ended December 31, 2022.

Fees

Set forth in the table below are audit fees, audit‑related fees, tax services fees and all other fees billed to the Company by KPMG LLP for professional services performed (dollars in thousands):

	For the Year Ended December 31, 2023	For the Period Ended December 31, 2022
Audit Fee	$510	$458
Audit-Related Fees (1)	—	—
Tax Fees	135	8
All Other Fees (2)	—	—
Total Fees	$645	$466
(1) Fees billed to the Company by KPMG LLP for services provided by KPMG LLP in connection with permitted audit services.
(2) Fees, if any, billed to the Company by KPMG LLP in connection with permitted non‑audit services.

Pre-Approval Policy: The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by KPMG LLP, the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.
Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. The Audit Committee has delegated pre-approval authority to the Audit Committee Chair pursuant to Section 10A(i) of the Exchange Act. The Board member or Board members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

Part IV

Item 15.    Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

1. Financial Statements – Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

2. Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements included in this Annual Report on Form 10-K.

3. Exhibits – The following is a list of all exhibits filed as a part of this Annual Report on Form 10-K, including those incorporated by reference.

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

a.The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2023 and December 31, 2022
Statements of Operations for the year ended December 31, 2023 and for the period from December 15, 2022 (commencement of operations) to December 31, 2022
Statements of Changes in Net Assets for the year ended December 31, 2023 and for the period from December 15, 2022 (commencement of operations) to December 31, 2022
Statements of Cash Flows for the year ended December 31, 2023 and for the period from December 15, 2022 (commencement of operations) to December 31, 2022
Schedules of Investments as of December 31, 2023 and December 31, 2022
Notes to Financial Statements
(a)Exhibits required to be filed by Item 601 of Regulation S-K
Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Number	Description of Exhibits
3.1	Amended and Restated LLC Agreement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
10.1	Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
10.2	Administration Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
10.4	Custody Agreements (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
14	Code of Ethics of the Adviser and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OHA SENIOR PRIVATE LENDING FUND (U) LLC

Date: March 13, 2024	/s/ Eric Muller
Eric Muller
Chief Executive Officer

Date: March 13, 2024	/s/ Gerard Waldt
Gerard Waldt
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title
/s/ Eric Muller	Chief Executive Officer and Member
Eric Muller

/s/ Gerard Waldt	Chief Financial Officer and Principal Accounting Officer
Gerard Waldt

/s/ Kathleen M. Burke*	Member
Kathleen M. Burke*

/s/ Mark Manoff*	Member
Mark Manoff*

/s/ Jonathan Morgan*	Member
Jonathan Morgan*

/s/ Alan M. Schrager	Chairman of the Board and Member
Alan M. Schrager

*By: Grove Stafford
Chief Compliance Officer and Secretary
As Agent or Attorney-in-Fact