Form 10-Q
period 2024-03-31
OHA Senior Private Lending Fund (U) LLC
filed 2024-05-08
CIK 1955010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
Form 10-Q
____________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

As of March 31, 2024, there was no established public market for the registrant’s common shares of beneficial interest. The number of the registrant’s common shares, $0.01 par value per share, outstanding as of May 8, 2024 was 38,954,613.

OHA SENIOR PRIVATE LENDING FUND (U) LLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about OHA Senior Private Lending Fund (U) LLC (the “Company”, “we”, “us” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “will,” “would,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report on Form 10-Q are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed in Item 1A entitled “Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K or in other reports we may file with the Securities and Exchange Commission (the “SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, risks associated with possible disruption due to terrorism in our operations or the economy generally, the impact of geo-political conditions, including revolution, insurgency, terrorism or war and future changes in laws or regulations and conditions in our operating areas.
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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
OHA Senior Private Lending Fund (U) LLC
Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	As of
	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments (cost of $318,792 and $318,837 at March 31, 2024 and December 31, 2023, respectively)	$323,436	$324,296
Cash and cash equivalents	73,622	117,255
Collateral receivable on forward currency exchange contracts	12,170	—
Interest receivable	2,119	1,937
Receivable for investments sold	14	1,902
Other assets	3,404	—
Total assets	$414,765	$445,390

LIABILITIES
Payable for investments purchased	23	74
Collateral payable on forward currency exchange contracts	—	17,590
Management fees payable	677	1,015
Income incentive fee payable	1,457	2,032
Capital gains incentive fee payable	—	1,183
Unrealized depreciation on foreign currency forward contracts	669	2,454
Accrued expenses and other liabilities	1,296	1,029
Total liabilities	$4,122	$25,377

Commitments and contingencies (Note 7)

NET ASSETS
Common shares, $0.01 par value (38,954,613 and 38,954,613 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively)	390	390
Additional paid in capital	398,535	398,535
Distributable earnings (loss)	11,718	21,088
Total net assets	$410,643	$420,013
Total liabilities and net assets	$414,765	$445,390
Net asset value per share	$10.54	$10.78
See accompanying notes to the financial statements.

OHA Senior Private Lending Fund (U) LLC
Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$12,094	$4,136
Other income	1,197	517
Total investment income	13,291	4,653

Expenses:
Management fees	$677	$329
Income incentive fee	1,458	443
Capital gains incentive fee	—	—
Professional fees	182	393
Board of Managers fees	53	53
Administrative service expenses	115	100
Other general & administrative	530	9
Amortization of deferred offering costs	—	104
Total expenses before fee waivers	3,015	1,431
Incentive fee waiver	—	—
Total expense, net of fee waivers	3,015	1,431
Total investment income before taxes	10,276	3,222
Excise tax expense	71	—
Net investment income	10,205	3,222

Realized and unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	$100	$11
Foreign currency transactions	496	(1,908)
Foreign currency forward contracts	(13,516)	4,090
Net realized gain (loss)	(12,920)	2,193
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$(815)	$(689)
Foreign currency transactions	—	—
Foreign currency forward contracts	1,785	(76)
Net unrealized appreciation (depreciation)	970	(765)
Net realized and unrealized gain (loss)	(11,950)	1,428
Net increase (decrease) in net assets resulting from operations	$(1,745)	$4,650

Net investment income per common share	$0.26	$0.16
Increase in net assets resulting from operations per common share	$(0.04)	$0.23
Weighted average common shares outstanding	38,954,613	20,010,575
See accompanying notes to the financial statements.

OHA Senior Private Lending Fund (U) LLC
Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Operations:
Net investment income	$10,205	$3,222
Net realized gain (loss)	(12,920)	2,193
Net change in unrealized appreciation (depreciation)	970	(765)
Net increase (decrease) in net assets resulting from operations	$(1,745)	$4,650

Share transactions:
Common shares issued	$—	$24,741
Distributions to common shareholders	(7,625)	—
Net increase (decrease) from share transactions	$(7,625)	$24,741
Total increase (decrease) in net assets	$(9,370)	$29,391
Net Assets, beginning of year	420,013	187,765
Net Assets, end of year	$410,643	$217,156
See accompanying notes to the financial statements.

OHA Senior Private Lending Fund (U) LLC
Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three Months Ended,
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(1,745)	$4,650
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	815	689
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(1,785)	76
Net realized (gain) loss on investments	(100)	(11)
Net realized (gain) loss on foreign currency	(496)	—
Net realized (gain) loss on foreign currency forward contracts	13,516	—
Payment-in-kind interest capitalized	(41)	—
Net accretion of discount and amortization of premium	(1,391)	(222)
Amortization of deferred offering costs	—	104
Purchases of investments	(49,217)	(46,847)
Proceeds from sale of investments and principal repayments	50,794	10,080
Proceeds from settlement of foreign currency forward contracts	(13,516)	—
Increase (decrease) in assets and liabilities:
Interest receivable	(182)	(841)
Other assets	(3,404)	—
Receivable for investments sold	1,888	(14)
Payable for investments purchased	(51)	(142,196)
Collateral on forward currency exchange contracts	(29,760)	4,430
Management fee payable	(338)	296
Income incentive fee payable	(575)	443
Capital gain incentive fee payable	(1,183)	—
Board of Managers fee payable	—	(22)
Accrued expenses and other liabilities	267	480
Net cash provided by (used in) operating activities	(36,504)	(168,905)

Cash flows from financing activities:
Proceeds from issuance of common shares, inclusive of change in receivable for issuance of common shares	—	24,741
Distributions paid in cash	(7,625)	—
Proceeds received from foreign currency settlement	496	—
Net cash provided by (used in) financing activities	(7,129)	24,741
Net increase (decrease) in cash and cash equivalents	(43,633)	(144,164)
Cash and cash equivalents, beginning of period	117,255	187,398
Cash and cash equivalents, end of period	$73,622	$43,234

Supplemental disclosure of cash flow information:
Cash paid for excise taxes during the period	$111	$—
See accompanying notes to the financial statements.

OHA Senior Private Lending Fund (U) LLC
Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments-non-controlled/non- affiliated(1)	Reference Rate and Spread			Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt
Aerospace and Defense
Evergreen IX Borrower 2023 LLC (4) (5)	S	+	6.00%	11.31%	9/30/2030	5,417		$5,340	$5,444	1.33%
Evergreen IX Borrower 2023 LLC (4) (5) (6)	S	+	6.00%	11.31%	10/1/2029	599		(8)	—	—
Mantech International CP (4) (5)	S	+	5.75%	11.06%	9/14/2029	3,450		3,390	3,450	0.84
Mantech International CP (4) (5) (6)	S	+	5.75%	11.06%	9/14/2028	444		(7)	—	—
Mantech International CP (4) (5) (6)	S	+	5.75%	11.06%	9/14/2029	877		296	311	0.07
								9,011	9,205	2.24
Automobile
Mammoth Holdings, LLC (4) (5)	S	+	5.75%	11.05%	11/15/2030	7,255		7,185	7,255	1.77
Mammoth Holdings, LLC (4) (5) (6)	S	+	5.75%	11.05%	11/15/2030	1,818		—	—	—
Mammoth Holdings, LLC (4) (5) (6)	S	+	5.75%	11.06%	11/15/2029	909		446	455	0.11
Wesco Group LLC (4) (5)	S	+	5.75%	11.16%	10/6/2028	1,791		1,757	1,773	0.43
Wesco Group LLC (4) (5)	S	+	5.75%	11.17%	10/16/2030	5,187		5,137	5,135	1.25
Wesco Group LLC (4) (5) (6)	S	+	5.75%	11.15%	10/7/2027	403		131	130	0.03
Wesco Group LLC (4) (5) (6)	S	+	5.75%	11.17%	10/16/2028	CAD	134	(5)	(3)	—
								14,651	14,745	3.59
Broadcasting and Entertainment
Broadcast Music, Inc. (4) (5)	S	+	5.75%	11.07%	2/8/2030	4,908		4,836	4,859	1.18
Broadcast Music, Inc. (4) (5) (6)	S	+	5.75%	11.07%	1/2/2030	892		(13)	(9)	—
Global Music Rights (4) (5)	S	+	5.50%	10.91%	8/27/2030	3,142		3,109	3,110	0.76
Global Music Rights (4) (5) (6)	S	+	5.50%	10.91%	8/27/2029	286		(3)	(3)	—
								7,929	7,957	1.94
Capital Equipment
Ohio Transmission Corporation (4) (5)	S	+	5.50%	10.83%	12/19/2030	7,581		7,507	7,581	1.84
Ohio Transmission Corporation (4) (5) (6)	S	+	5.50%	10.81%	12/19/2030	1,499		285	299	0.07
Ohio Transmission Corporation (4) (5) (6)	S	+	5.50%	10.83%	12/19/2028	1,000		110	120	0.03
Truck-Lite Co., LLC (4) (5)	S	+	5.75%	11.06%	2/13/2031	10,689		10,584	10,582	2.58
Truck-Lite Co., LLC (4) (5) (6)	S	+	5.75%	11.06%	2/13/2030	1,156		27	27	0.01
Truck-Lite Co., LLC (4) (5) (6)	S	+	5.75%	11.06%	2/13/2031	1,156		(11)	(11)	—
								18,502	18,598	4.53

Chemicals, Plastics and Rubber
BCPE HIPH Parent, Inc. (4) (5)	S	+	5.75%	11.08%	10/7/2030	3,044		2,975	3,006	0.73
BCPE HIPH Parent, Inc. (4) (5) (6)	S	+	5.75%	11.08%	10/7/2030	1,038		703	714	0.17
Meridian Adhesives Group, Inc. (4) (5)	S	+	7.00%	12.33%	9/3/2029	13,037		12,583	13,168	3.21
Meridian Adhesives Group, Inc. (4) (5) (6)	S	+	7.00%	12.33%	9/3/2029	1,786		1,089	1,167	0.29
								17,350	18,055	4.40
Consumer Goods: Durable

Investments-non-controlled/non- affiliated(1)	Reference Rate and Spread				Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Marcone Yellowstone Buyer, Inc. (4) (5)	S	+	6.25%		11.70%	6/23/2028	671	654	664	0.16
Marcone Yellowstone Buyer, Inc. (4) (5)	S	+	6.25%		11.70%	6/23/2028	2,277	2,220	2,254	0.55
Marcone Yellowstone Buyer, Inc. (4) (5)	S	+	6.25%		11.70%	6/23/2028	3,193	3,117	3,161	0.77
Marcone Yellowstone Buyer, Inc. (4) (5)	S	+	6.25%		11.70%	6/23/2028	6,852	6,682	6,784	1.65
Marcone Yellowstone Buyer, Inc. (4) (5)	S	+	6.50%		11.95%	6/23/2028	1,315	1,294	1,312	0.32
Marcone Yellowstone Buyer, Inc. (5) (6)	S	+	6.25%		11.70%	6/23/2028	465	(7)	(1)	—
Poly-Wood, LLC (4) (5)	S	+	5.75%		11.08%	3/20/2030	7,200	7,120	7,119	1.73
Poly-Wood, LLC (4) (5) (6)	S	+	5.75%		11.08%	3/20/2030	1,350	(15)	(30)	—
								21,065	21,263	5.18
Containers, Packaging and Glass
PPC Flexible Packaging (4) (5)	S	+	6.75%		12.21%	9/30/2028	4,049	3,980	4,049	0.99
								3,980	4,049	0.99
Finance
Beacon Pointe Advisors, LLC (4) (5)	S	+	5.50%		10.83%	12/29/2028	2,331	2,311	2,331	0.57
Beacon Pointe Advisors, LLC (4) (5)	S	+	5.50%		10.83%	12/29/2028	5,943	5,893	5,943	1.45
Beacon Pointe Advisors, LLC (4) (5) (6)	S	+	5.50%		10.83%	12/29/2027	627	(4)	—	—
Beacon Pointe Advisors, LLC (4) (5) (6)	S	+	5.50%		10.83%	12/29/2028	770	436	439	0.10
Cliffwater LLC (5)	S	+	6.00%		11.33%	10/7/2030	6,000	5,943	6,000	1.46
Cliffwater LLC (5) (6)	S	+	6.00%		11.33%	10/7/2030	1,000	(9)	—	—
Spectrum Automotive Holdings, Corp. (4) (5)	S	+	5.75%		11.19%	6/29/2028	8,085	7,885	8,044	1.96
Spectrum Automotive Holdings, Corp. (4) (5) (6)	S	+	5.75%		11.19%	6/29/2027	305	(7)	(2)	—
Spectrum Automotive Holdings, Corp. (4) (5) (6)	S	+	5.75%		11.19%	6/29/2028	2,253	1,798	1,842	0.45
								24,246	24,597	5.99
Healthcare, Education and Childcare
Gateway US Holdings, Inc. (4) (5)	S	+	6.00%		11.45%	9/22/2026	168	167	168	0.04
Gateway US Holdings, Inc. (4) (5)	S	+	6.00%		11.45%	9/22/2026	741	725	738	0.18
Gateway US Holdings, Inc. (4) (5)	S	+	6.00%		11.45%	9/22/2026	3,227	3,199	3,211	0.78
Gateway US Holdings, Inc. (4) (5) (6)	S	+	6.00%		11.45%	9/22/2026	131	(1)	(1)	—
Next Holdco, LLC (4) (5)	S	+	6.00%		11.32%	11/12/2030	5,101	5,028	5,101	1.24
Next Holdco, LLC (4) (5) (6)	S	+	6.00%		11.32%	11/9/2029	491	(7)	—	—
Next Holdco, LLC (4) (5) (6)	S	+	6.00%		11.32%	11/12/2030	1,308	(19)	—	—
PetVet Care Centers, LLC (4) (5)	S	+	6.00%		11.33%	11/15/2030	10,678	10,575	10,624	2.59
PetVet Care Centers, LLC (4) (5) (6)	S	+	6.00%		11.33%	11/15/2029	1,396	(13)	(7)	—
PetVet Care Centers, LLC (4) (5) (6)	S	+	6.00%		11.33%	11/15/2030	1,396	—	(7)	—
TecoStar Holdings, Inc. (4) (5)	S	+	8.50%	(4.50% PIK)	13.83%	7/6/2029	4,094	4,002	4,094	1.00
Touchstone Acquisition, Inc. (4) (5)	S	+	6.00%		11.41%	12/29/2028	10,395	10,176	10,239	2.49
								33,832	34,160	8.32
High Tech
Eagan Sub, Inc. (4) (5)	S	+	7.00%		12.30%	6/3/2030	14,427	14,228	14,427	3.52
Eagan Sub, Inc. (4) (5) (6)	S	+	7.00%		12.30%	6/1/2029	2,900	(37)	—	—
Greenway Health, LLC (4) (5)	S	+	6.00%		11.93%	4/1/2029	9,157	8,982	9,249	2.25
Kaseya, Inc. (4) (5)	S	+	5.50%		10.81%	6/25/2029	10	9	10	—

Investments-non-controlled/non- affiliated(1)	Reference Rate and Spread				Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Kaseya, Inc. (4) (5)	S	+	6.00%	(2.50% PIK)	11.31%	6/25/2029	2,539		2,497	2,539	0.62
Kaseya, Inc. (4) (5) (6)	S	+	5.50%		10.83%	6/25/2029	154		36	39	0.01
Kaseya, Inc. (4) (5) (6)	S	+	6.00%	(2.50% PIK)	10.31%	6/25/2029	144		(2)	—	—
PDI TA Holdings, Inc. (4) (5)	S	+	5.50%		10.83%	2/3/2031	1,539		1,524	1,532	0.37
PDI TA Holdings, Inc. (4) (5) (6)	S	+	5.50%		10.83%	2/3/2031	173		(2)	(1)	—
PDI TA Holdings, Inc. (4) (5) (6)	S	+	5.50%		10.83%	2/3/2031	587		(3)	(3)	—
									27,232	27,792	6.77
Insurance
Galway Borrower, LLC (4) (5)	S	+	5.25%		10.65%	9/29/2028	13,755		13,354	13,618	3.32
Galway Borrower, LLC (4) (5) (6)	S	+	5.25%		10.66%	9/29/2028	908		123	138	0.03
Higginbotham Insurance Agency, Inc. (4) (5)	S	+	5.50%		10.93%	11/24/2028	5,568		5,533	5,568	1.36
Peter C. Foy & Associates Insurance Services, LLC (4) (5)	S	+	6.00%		11.44%	11/1/2028	1,798		1,768	1,789	0.44
Peter C. Foy & Associates Insurance Services, LLC (4) (5)	S	+	6.00%		11.44%	11/1/2028	6,535		6,426	6,502	1.58
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (6)	S	+	6.00%		11.44%	11/1/2027	310		(5)	(2)	—
Peter C. Foy & Associates Insurance Services, LLC (5)	S	+	6.50%		11.83%	11/1/2028	100		99	100	0.02
Peter C. Foy & Associates Insurance Services, LLC (5) (6)	S	+	6.00%		11.44%	11/1/2028	100		—	—	—
RSC Acquisition, Inc. (4) (5)	S	+	5.50%		10.96%	11/1/2029	6,991		6,889	6,921	1.68
THG Acquisition, LLC (5)	S	+	5.50%		10.93%	12/2/2026	5,491		5,407	5,422	1.32
THG Acquisition, LLC (5) (6)	S	+	5.75%		11.18%	12/2/2025	481		165	170	0.04
									39,759	40,226	9.79
Media: Diversified & Production
Circana Group, L.P. (4) (5)	S	+	5.75%		11.16%	12/1/2028	7,024		6,847	7,024	1.71
Circana Group, L.P. (4) (5) (6)	S	+	5.75%		11.08%	12/1/2027	488		262	274	0.07
									7,109	7,298	1.78

Printing and Publishing
Recorded Books Inc. (4) (5)	S	+	6.25%		11.59%	9/3/2030	14,304		14,068	14,304	3.48
Recorded Books Inc. (4) (5) (6)	S	+	6.25%		11.58%	8/31/2028	1,160		686	704	0.17
									14,754	15,008	3.65
Retail Stores
New Look Vision Group, Inc. (4) (5) (6) (8)	C	+	5.50%		10.80%	5/26/2026	CAD	850	38	32	0.01
New Look Vision Group, Inc. (4) (5) (7) (8)	C	+	4.00%	(2.00% PIK)	11.30%	5/26/2028	CAD	6,155	4,304	4,468	1.09
New Look Vision Group, Inc. (4) (5) (7) (8)	C	+	5.50%		10.80%	5/26/2028	CAD	418	293	298	0.07
New Look Vision Group, Inc. (4) (5) (7) (8)	C	+	5.50%		10.80%	5/26/2028	CAD	803	561	573	0.14
New Look Vision Group, Inc. (4) (5) (8)	S	+	5.50%		10.95%	5/26/2028	1,297		1,237	1,251	0.31
New Look Vision Group, Inc. (4) (5) (8)	S	+	6.00%	(2.00% PIK)	11.45%	5/26/2028	144		138	142	0.03
									6,571	6,764	1.65
Services: Business
FR Vision Holdings, Inc. (4) (5)	S	+	5.50%		10.81%	1/20/2031	7,198		7,127	7,126	1.73
FR Vision Holdings, Inc. (4) (5) (6)	S	+	5.50%		10.81%	1/21/2030	580		(6)	(6)	—
FR Vision Holdings, Inc. (4) (5) (6)	S	+	5.50%		10.81%	1/20/2031	2,322		600	583	0.14
GC Waves Holdings, Inc. (4) (5)	S	+	5.25%		10.68%	8/10/2029	7,012		6,845	7,012	1.71
GC Waves Holdings, Inc. (4) (5) (6)	S	+	6.00%		11.43%	8/10/2029	1,299		174	198	0.05

Investments-non-controlled/non- affiliated(1)	Reference Rate and Spread				Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Geosyntec Consultants (5)	S	+	5.25%		10.58%	5/18/2029	465	457	464	0.11
Geosyntec Consultants (5) (6)	S	+	5.25%		10.58%	5/18/2027	73	(1)	—	—
Geosyntec Consultants (5) (6)	S	+	5.25%		10.58%	5/18/2029	197	95	98	0.02
GI Apple Midco LLC (4) (5)	S	+	6.75%		12.06%	4/19/2030	7,392	7,258	7,466	1.82
GI Apple Midco LLC (4) (5) (6)	S	+	6.75%		12.06%	4/19/2029	1,133	(20)	—	—
GI Apple Midco LLC (4) (5) (6)	S	+	6.75%		12.06%	4/19/2030	1,619	171	194	0.05
PT Intermediate Holdings III, LLC (4) (5)	S	+	5.98%		11.43%	11/1/2028	2,615	2,572	2,615	0.64
PT Intermediate Holdings III, LLC (4) (5)	S	+	5.98%		11.43%	11/1/2028	8,603	8,459	8,603	2.09
PT Intermediate Holdings III, LLC (4) (5)	S	+	6.50%		11.80%	11/1/2028	900	889	900	0.22
PT Intermediate Holdings III, LLC (4) (5) (6)	S	+	6.50%		11.80%	11/1/2028	303	(2)	—	—
STV Group, Inc. (4) (5)	S	+	5.00%		10.33%	3/20/2031	4,375	4,332	4,331	1.05
STV Group, Inc. (4) (5) (6)	S	+	5.00%		10.33%	3/20/2030	875	(9)	(9)	—
STV Group, Inc. (4) (5) (6)	S	+	5.00%		10.33%	3/20/2031	1,250	—	(13)	—
								38,941	39,562	9.63
Services: Consumer
Bradyifs Holdings, LLC (4) (5)	S	+	6.00%		11.31%	10/31/2029	12,487	12,367	12,487	3.04
Bradyifs Holdings, LLC (4) (5) (6)	S	+	6.00%		11.30%	10/31/2029	1,378	337	337	0.08
Bradyifs Holdings, LLC (4) (5) (6)	S	+	6.00%		11.31%	10/31/2029	1,060	(10)	—	—
Kleinfelder Group, Inc.(The) (4) (5)	S	+	6.25%		11.58%	11/28/2025	12,530	12,434	12,530	3.05
Kleinfelder Group, Inc.(The) (4) (5) (6)	S	+	6.25%		11.58%	8/4/2028	1,643	(15)	—	—
Kleinfelder Group, Inc.(The) (4) (5) (6)	S	+	6.25%		11.58%	9/1/2030	2,464	—	—	—
								25,113	25,354	6.17
Technology & Electronics
Chase Intermediate, LLC (4) (5) (6)	S	+	5.25%		10.80%	10/30/2028	433	(4)	(4)	—
Chase Intermediate, LLC (4) (5) (6)	S	+	5.50%		10.80%	10/30/2028	8,667	—	(87)	(0.02)
Granicus, Inc. (4) (5)	S	+	5.75%	(2.25% PIK)	11.06%	1/17/2031	2,711	2,699	2,698	0.65
Granicus, Inc. (4) (5) (6)	S	+	5.75%	(2.25% PIK)	11.06%	1/17/2031	384	(2)	(2)	—
Granicus, Inc. (4) (5) (6)	S	+	5.75%	(2.50% PIK)	11.07%	1/17/2031	405	—	(2)	—
								2,693	2,603	0.63

Total First Lien Debt								$312,738	$317,236	77.25%

Second Lien Debt
High Tech
Polaris Newco LLC (4) (5)	S	+	9.00%		14.44%	6/4/2029	6,200	6,054	6,200	1.51
								6,054	6,200	1.51

Total Second Lien Debt								$6,054	$6,200	1.51%

Total Investments—non-controlled/non-affiliated								$318,792	$323,436	78.76%
Total Portfolio Investments								$318,792	$323,436	78.76%
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
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with generally accepted accounting principles in the United States of America (“GAAP”).
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

Investments—non- controlled/non- affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
BCPE HIPH Parent, Inc.	2023 Delayed Draw Term Loan	10/07/2030	$311	$(4)
Beacon Pointe Advisors, LLC	2021 Revolver	12/29/2027	627	—
Beacon Pointe Advisors, LLC	Delayed Draw Term Loan	12/29/2028	331	—
Bradyifs Holdings, LLC	2023 Delayed Draw Term Loan	10/31/2029	1,040	—
Bradyifs Holdings, LLC	2023 Revolver	10/31/2029	1,060	—
Broadcast Music, Inc.	Revolver	01/02/2030	892	(9)
Chase Intermediate, LLC	2023 Delayed Draw Term Loan	10/30/2028	8,667	(87)
Chase Intermediate, LLC	2023 Revolver	10/30/2028	433	(4)
Circana Group, L.P.	Revolver	12/01/2027	215	—
Cliffwater LLC	Revolver	10/07/2030	1,000	—
Eagan Sub, Inc.	2023 Revolver	06/01/2029	2,900	—
Evergreen IX Borrower 2023 LLC	Revolver	10/01/2029	599	—
FR Vision Holdings, Inc.	Delayed Draw Term Loan	01/20/2031	1,716	(17)
FR Vision Holdings, Inc.	Revolver	01/21/2030	580	(6)
Galway Borrower, LLC	Revolver	09/29/2028	761	(8)
Gateway US Holdings, Inc.	Revolver	09/22/2026	131	(1)
GC Waves Holdings, Inc.	2023 Delayed Draw Term Loan	08/10/2029	1,102	—
Geosyntec Consultants	Delayed Draw Term Loan	05/18/2029	99	—
Geosyntec Consultants	Revolver	05/18/2027	73	—
GI Apple Midco LLC	Delayed Draw Term Loan	4/19/2030	1,441	14
GI Apple Midco LLC	Revolver	4/19/2029	1,133	—
Global Music Rights	Revolver	8/27/2029	286	(3)
Granicus, Inc.	2024 Delayed Draw Term Loan	1/17/2031	405	(2)
Granicus, Inc.	2024 Revolver	1/17/2031	384	(2)
Kaseya, Inc.	2022 Delayed Draw Term Loan	6/25/2029	144	—
Kaseya, Inc.	2022 Revolver	6/25/2029	115	—
Kleinfelder Group, Inc.(The)	2023 Delayed Draw Term Loan	09/01/2030	2,464	—
Kleinfelder Group, Inc.(The)	Revolver	08/04/2028	1,643	—
Mammoth Holdings, LLC	2023 Delayed Draw Term Loan	11/15/2030	1,818	—
Mammoth Holdings, LLC	2023 Revolver	11/15/2029	455	—
Mantech International CP	Delayed Draw Term Loan	09/14/2029	566	—
Mantech International CP	Revolver A	09/14/2028	444	—
Marcone Yellowstone Buyer, Inc.	2022 Incremental Delayed Draw Term Loan	06/23/2028	465	(1)
Meridian Adhesives Group, Inc.	2022 1st Lien Delayed Draw Term Loan	09/03/2029	636	6
New Look Vision Group, Inc.	CAD Revolver	05/26/2026	562	(170)
Next Holdco, LLC	Delayed Draw Term Loan	11/12/2030	1,308	—
Next Holdco, LLC	Revolver	11/09/2029	491	—
Ohio Transmission Corporation	2023 Delayed Draw Term Loan	12/19/2030	1,200	—
Ohio Transmission Corporation	2023 Revolver	12/19/2028	880	—
PDI TA Holdings, Inc.	2024 Delayed Draw Term Loan	02/03/2031	587	(3)
PDI TA Holdings, Inc.	2024 Revolver	02/03/2031	173	(1)

Peter C. Foy & Associates Insurance Services, LLC	2021 1st Lien Revolver	11/01/2027	310	(2)
Peter C. Foy & Associates Insurance Services, LLC	2023 Incremental Delayed Draw Term Loan	11/01/2028	100	—
PetVet Care Centers, LLC	2023 Delayed Draw Term Loan	11/15/2030	1,396	(7)
PetVet Care Centers, LLC	2023 Revolver	11/15/2029	1,396	(7)
Poly-Wood, LLC	Delayed Draw Term Loan	03/20/2030	1,350	(15)
Poly-Wood, LLC	Revolver	03/20/2030	1,350	(15)
PT Intermediate Holdings III, LLC	2023 Incremental Delayed Draw Term Loan	11/01/2028	303	—
Recorded Books Inc.	2023 Revolver	08/31/2028	456	—
Spectrum Automotive Holdings, Corp.	2021 Delayed Draw Term Loan 1A	06/29/2028	400	(2)
Spectrum Automotive Holdings, Corp.	2021 Revolver	06/29/2027	305	(2)
STV Group, Inc.	2024 Delayed Draw Term Loan	03/20/2031	1,250	(13)
STV Group, Inc.	2024 Revolver	03/20/2030	875	(9)
THG Acquisition, LLC	2019 Revolver	12/02/2025	310	(1)
Truck-Lite Co., LLC	2024 Delayed Draw Term Loan	02/13/2031	1,156	(12)
Truck-Lite Co., LLC	2024 Revolver	02/13/2030	1,117	(11)
Wesco Group LLC	2022 USD Revolver	10/07/2027	269	(3)
Wesco Group LLC	CAD Incremental Revolver	10/16/2028	101	(27)
Total			$52,581	$(424)
(7)Position or portion there of unsettled as of March 31, 2024.
(8)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2024, non-qualifying assets totaled 1.6% of the Company’s total assets.
(9)As of March 31, 2024, the estimated net unrealized gain for federal tax purposes was $4.6 million based on a tax basis of $318.1 million. As of March 31, 2024, the estimated aggregate gross unrealized loss for federal income tax purposes was $0.2 million and the estimated aggregate gross unrealized gain for federal income tax purposes was $4.8 million.

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
State Street Bank & Trust Company	U.S. Dollar 5,960	Canadian Dollar 8,100	6/20/2024	$(32)
State Street Bank & Trust Company	Euro 379,896	U.S. Dollar 412,370	6/28/2024	(637)
				$(669)
See accompanying notes to the financial statements.

OHA Senior Private Lending Fund (U) LLC
Schedule of Investments
December 31, 2023
(in thousands)

Investments-non-controlled/non- affiliated(1)	Reference Rate and Spread			Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated

Aerospace and Defense
Evergreen IX Borrower 2023 LLC (4) (5)	S	+	6.00%	11.35%	9/30/2030	5,431		$5,351	$5,431	1.29%
Evergreen IX Borrower 2023 LLC (4) (5) (6)	S	+	6.00%	11.35%	10/1/2029	599		(9)	—	—
Mantech International CP (4) (5)	S	+	5.75%	11.13%	9/14/2029	3,563		3,499	3,563	0.85
Mantech International CP (4) (5) (6)	S	+	5.75%	11.16%	9/14/2029	877		296	311	0.07
Mantech International CP (4) (5) (6)	S	+	5.75%	11.13%	9/14/2028	444		(7)	—	—
Sequa Corporation (4) (5) (6)	S	+	7.00%	12.36%	11/23/2027	1,268		(52)	—	—
Sequa Corporation (4) (5)	S	+	7.00%	12.37%	11/23/2028	13,595		12,993	13,731	3.27
								22,071	23,036	5.48
Automobile
Mammoth Holdings, LLC (4) (5) (6)	S	+	5.75%	11.10%	11/15/2029	909		(9)	—	—
Mammoth Holdings, LLC (4) (5) (7)	S	+	5.75%	11.10%	11/15/2030	7,273		7,201	7,273	1.73
Mammoth Holdings, LLC (4) (5) (6)	S	+	5.75%	11.10%	11/15/2030	1,818		—	—	—
Wesco Group LLC (4) (5)	S	+	5.75%	11.23%	10/6/2028	1,795		1,760	1,759	0.42
Wesco Group LLC (4) (5) (6)	S	+	5.75%	11.23%	10/7/2027	403		(4)	(4)	—
Wesco Group LLC (4) (5)	S	+	5.75%	11.23%	10/16/2030	5,200		5,148	5,148	1.23
Wesco Group LLC (4) (5) (6)	S	+	5.75%	11.23%	10/16/2028	CAD	134	(5)	—	—
								14,091	14,176	3.38
Broadcasting and Entertainment
Global Music Rights (4) (5) (6)	S	+	5.75%	11.20%	8/27/2027	286		(3)	—	—
Global Music Rights (4) (5)	S	+	5.50%	10.95%	8/28/2028	3,150		3,116	3,150	0.75
								3,113	3,150	0.75
Capital Equipment
Ohio Transmission Corporation (4) (5) (6)	S	+	5.50%	10.86%	12/19/2028	1,000		(10)	(10)	—
Ohio Transmission Corporation (4) (5) (6)	S	+	5.50%	10.86%	12/19/2030	1,500		(15)	(15)	—
Ohio Transmission Corporation (4) (5)	S	+	5.50%	10.86%	12/19/2030	7,600		7,524	7,524	1.79
								7,499	7,499	1.79
Chemicals, Plastics and Rubber
BCPE HIPH Parent, Inc. (4) (5) (6) (7)	S	+	5.75%	11.11%	10/7/2030	1,038		702	721	0.17
BCPE HIPH Parent, Inc. (4) (5)	S	+	5.75%	11.11%	10/7/2030	3,044		2,974	3,029	0.72
Meridian Adhesives Group, Inc. (4) (5)	S	+	7.00%	12.36%	9/3/2029	13,070		12,601	13,201	3.14
Meridian Adhesives Group, Inc. (4) (5) (6)	S	+	7.00%	12.36%	9/3/2029	1,789		1,089	1,171	0.28
								17,366	18,122	4.31
Construction & Building
Groundworks, LLC (4) (5)	S	+	6.50%	11.90%	3/14/2030	11,015		10,829	11,015	2.62
Groundworks, LLC (4) (5) (6)	S	+	6.50%	11.86%	3/14/2030	781		263	266	0.06
Groundworks, LLC (4) (5) (6)	S	+	6.50%	11.90%	3/14/2029	585		(10)	—	—
								11,082	11,281	2.69

Investments-non-controlled/non- affiliated(1)	Reference Rate and Spread				Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc. (4) (5)	S	+	6.25%		11.75%	6/23/2028	673	655	666	0.16
Marcone Yellowstone Buyer, Inc. (4) (5) (6)	S	+	6.50%		12.00%	6/23/2028	465	(8)	(1)	—
Marcone Yellowstone Buyer, Inc. (4) (5)	S	+	6.50%		12.00%	6/23/2028	1,319	1,296	1,315	0.31
Marcone Yellowstone Buyer, Inc. (4) (5)	S	+	6.25%		11.75%	6/23/2028	6,870	6,692	6,801	1.62
Marcone Yellowstone Buyer, Inc. (4) (5)	S	+	6.25%		11.75%	6/23/2028	2,283	2,224	2,260	0.54
Marcone Yellowstone Buyer, Inc. (4) (5)	S	+	6.25%		11.75%	6/23/2028	3,201	3,118	3,169	0.75
								13,977	14,210	3.38
Containers, Packaging and Glass
PPC Flexible Packaging (4) (5)	S	+	6.75%		12.25%	9/30/2028	4,059	3,988	4,039	0.96
								3,988	4,039	0.96
Finance
Beacon Pointe Advisors, LLC (4) (5)	S	+	5.50%		10.86%	12/29/2028	5,958	5,907	5,958	1.42
Beacon Pointe Advisors, LLC (4) (5)	S	+	5.50%		10.86%	12/29/2028	2,337	2,316	2,337	0.56
Beacon Pointe Advisors, LLC (4) (5) (6)	S	+	5.25%		10.86%	12/29/2027	627	(5)	—	—
Beacon Pointe Advisors, LLC (4) (5) (6)	S	+	5.50%		10.86%	12/29/2028	771	189	189	0.04
Cliffwater LLC (4) (5) (7)	S	+	6.00%		11.36%	10/7/2030	6,000	5,993	6,000	1.43
Cliffwater LLC (4) (5) (6)	S	+	6.00%		11.36%	10/7/2030	1,000	(10)	—	—
Spectrum Automotive Holdings, Corp. (4) (5)	S	+	5.75%		11.22%	6/29/2028	8,105	7,896	8,004	1.91
Spectrum Automotive Holdings, Corp. (4) (5) (6)	S	+	5.75%		11.22%	6/29/2028	2,258	1,800	1,830	0.44
Spectrum Automotive Holdings, Corp. (4) (5) (6)	S	+	5.75%		11.22%	6/29/2027	305	(7)	(4)	—
								24,079	24,314	5.79
Healthcare, Education and Childcare		+
Gateway US Holdings, Inc (4) (5)	S	+	6.50%		12.00%	9/22/2026	3,235	3,192	3,195	0.76
Gateway US Holdings, Inc (4) (5) (6)	S	+	6.50%		12.00%	9/22/2026	131	(2)	(2)	—
Gateway US Holdings, Inc (4) (5)	S	+	6.50%		12.00%	9/22/2026	169	167	167	0.04
Gateway US Holdings, Inc (4) (5)	S	+	6.50%		12.00%	9/22/2026	743	725	734	0.17
Next Holdco, LLC (4) (5)	S	+	6.00%		11.37%	11/12/2030	5,101	5,026	5,101	1.21
Next Holdco, LLC (4) (5) (6)	S	+	6.00%		11.37%	11/12/2030	1,308	(19)	—	—
Next Holdco, LLC (4) (5) (6)	S		6.00%		11.37%	11/9/2029	491	(7)	—	—
PetVet Care Centers, LLC (4) (5)	S		6.00%		11.36%	11/15/2030	10,705	10,599	10,651	2.54
PetVet Care Centers, LLC (4) (5) (6)	S	+	6.00%		11.36%	11/15/2030	1,396	—	(7)	—
PetVet Care Centers, LLC (4) (5) (6)	S	+	6.00%		11.36%	11/15/2029	1,396	(14)	(7)	—
TecoStar Holdings, Inc. (4) (5)	S	+	8.50%	(4.50% PIK)	13.91%	7/6/2029	4,048	3,952	4,048	0.96
Touchstone Acquisition, Inc. (4) (5)	S	+	6.00%		11.48%	12/29/2028	10,395	10,167	10,187	2.43
								33,786	34,067	8.11
High Tech
Eagan Sub, Inc. (4) (5) (6)	S	+	7.00%		12.35%	6/1/2029	2,900	(40)	—	—
Eagan Sub, Inc. (4) (5)	S	+	7.00%		12.35%	6/3/2030	14,464	14,259	14,464	3.44
Greenway Health, LLC (4) (5)	S	+	6.00%		11.93%	4/2/2029	9,157	8,975	8,974	2.14
Kaseya, Inc. (4) (5)	S	+	6.00%	(2.50% PIK)	11.33%	6/25/2029	2,523	2,479	2,523	0.60
Kaseya, Inc. (4) (5) (6)	S	+	6.00%	(2.50% PIK)	11.33%	6/25/2029	154	7	9	—
Kaseya, Inc. (4) (5) (6)	S	+	5.50%	(2.50% PIK)	10.84%	6/25/2029	154	36	39	0.01
								25,716	26,009	6.19
Insurance

Investments-non-controlled/non- affiliated(1)	Reference Rate and Spread				Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Galway Borrower, LLC (4) (5) (6)	S	+	5.25%		5.25%	9/30/2027	908		(25)	(4)	—
Galway Borrower, LLC (4) (5)	S	+	5.25%		10.70%	9/29/2028	13,791		13,371	13,722	3.26
Higginbotham Insurance Agency, Inc. (4) (5) (6)	S	+	5.50%		10.96%	11/24/2028	11,082		7,322	7,346	1.75
Peter C. Foy & Associates Insurance Services, LLC (4) (5)	S	+	6.00%		11.47%	11/1/2028	6,552		6,437	6,486	1.54
Peter C. Foy & Associates Insurance Services, LLC (4) (5)	S	+	6.00%		11.47%	11/1/2028	1,803		1,771	1,785	0.42
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (6)	S	+	6.00%		11.47%	11/1/2027	310		(5)	(3)	—
Peter C. Foy & Associates Insurance Services, LLC (4) (5)	S	+	6.50%		11.86%	11/1/2028	100		99	99	0.02
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (6)	S	+	6.50%		11.47%	11/1/2028	100		—	(1)	—
RSC Acquisition, Inc. (4) (5)	S	+	5.50%		11.00%	11/1/2029	7,008		6,898	6,938	1.65
THG Acquisition, LLC (4) (5) (6)	S	+	5.75%		11.21%	12/2/2025	481		100	106	0.03
THG Acquisition, LLC (4) (5) (6)	S		5.50%		10.96%	46358	5,969		5,206	5,228	1.24
									41,174	41,702	9.93
Media: Diversified & Production
Circana Group, L.P. (4) (5)	S	+	5.75%		11.21%	12/1/2028	7,042		6,857	6,972	1.66
Circana Group, L.P. (4) (5) (6)	S	+	5.75%		11.11%	12/1/2027	488		76	83	0.02
									6,933	7,055	1.68
Printing and Publishing
Recorded Books Inc. (4) (5)	S	+	6.25%		11.64%	8/31/2028	1,160		(19)	(6)	—
Recorded Books Inc. (4) (5) (6)	S	+	6.25%		11.64%	9/3/2030	14,340		14,096	14,268	3.40
									14,077	14,262	3.40
Retail Stores
New Look Vision Group, Inc. (4) (5) (8)	S	+	6.00%	(2.00% PIK)	11.94%	5/26/2028	143		136	139	0.03
New Look Vision Group, Inc. (4) (5) (7) (8)	C	+	4.00%	(2.00% PIK)	9.43%	5/26/2028	CAD	6,139	4,282	4,505	1.07
New Look Vision Group, Inc. (4) (5) (6) (8)	C	+	5.50%		10.43%	5/26/2026	CAD	850	(16)	(1)	—
New Look Vision Group, Inc. (4) (5) (7) (8)	C	+	5.50%		10.93%	5/26/2028	420		293	302	0.07
New Look Vision Group, Inc. (4) (5) (6) (8)	S	+	5.50%		11.00%	5/26/2028	1,300		1,238	1,235	0.29
New Look Vision Group, Inc. (4) (5) (7) (8)	C	+	5.50%		10.93%	5/26/2028	CAD	805	562	580	0.14
									6,495	6,760	1.62
Services: Business
GC Waves Holdings, Inc. (4) (5)	S	+	6.00%		11.46%	8/11/2028	7,029		6,855	6,994	1.67
GC Waves Holdings, Inc. (4) (5) (6)	S	+	6.00%		11.46%	8/11/2028	1,300		94	112	0.03
Geosyntec Consultants (4) (5)	S	+	5.25%		10.61%	5/18/2029	466		458	465	0.11
Geosyntec Consultants (4) (5) (6)	S	+	5.25%		10.61%	5/18/2029	197		95	98	0.02
Geosyntec Consultants (4) (5) (6)	S	+	5.25%		10.61%	5/18/2027	73		(1)	—	—
GI Apple Midco LLC (4) (5) (6)	S	+	6.75%		12.11%	4/19/2029	1,133		611	632	0.15
GI Apple Midco LLC (4) (5)	S	+	6.75%		12.11%	4/19/2030	7,410		7,272	7,410	1.76
GI Apple Midco LLC (4) (5) (6)	S	+	6.75%		12.11%	4/19/2030	1,619		171	178	0.04
PT Intermediate Holdings III, LLC (4) (5)	S	+	5.98%		11.47%	11/1/2028	2,622		2,576	2,609	0.62
PT Intermediate Holdings III, LLC (4) (5) (6)	S	+	6.50%		11.85%	11/1/2028	351		(2)	—	—
PT Intermediate Holdings III, LLC (4) (5)	S	+	6.50%		11.85%	11/1/2028	854		843	854	0.20

Investments-non-controlled/non- affiliated(1)	Reference Rate and Spread			Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
PT Intermediate Holdings III, LLC (4) (5)	S	+	5.98%	11.47%	11/1/2028	8,626	8,475	8,583	2.04
							27,447	27,935	6.65
Services: Consumer
Bradyifs Holdings, LLC (4) (5) (6)	S	+	6.00%	11.37%	10/31/2029	1,441	353	353	0.08
Bradyifs Holdings, LLC (4) (5)	S	+	6.00%	11.38%	10/31/2029	13,083	12,954	13,083	3.11
Bradyifs Holdings, LLC (4) (5) (6)	S	+	6.00%	11.38%	10/31/2029	1,108	(11)	—	—
Crash Champions, LLC (4) (5)	S	+	7.00%	12.36%	8/1/2029	8,148	7,986	8,230	1.96
Crash Champions, LLC (4) (5)	S	+	7.00%	12.36%	8/1/2029	1,824	1,775	1,843	0.44
Crash Champions, LLC (4) (5) (6)	S	+	5.25%	13.75%	8/1/2028	632	245	274	0.07
Crash Champions, LLC (4) (5)	S	+	7.00%	12.36%	8/1/2029	4,274	4,159	4,317	1.03
Kleinfelder Group, Inc.(The) (4) (5)	S	+	6.50%	11.63%	11/28/2025	12,562	12,452	12,563	2.99
Kleinfelder Group, Inc.(The) (4) (5) (6)	S	+	6.25%	11.63%	8/4/2028	1,643	(15)	—	—
Kleinfelder Group, Inc.(The) (4) (5) (6)	S	+	6.25%	11.63%	9/1/2030	2,464	—	—	—
							39,898	40,663	9.68
Technology & Electronics
Chase Intermediate, LLC (4) (5) (6)	S	+	5.75%	11.00%	10/30/2028	8,667	—	(87)	(0.02)
Chase Intermediate, LLC (4) (5) (6)	S	+	5.75%	11.00%	10/30/2028	433	(4)	(4)	—
							(4)	(91)	(0.02)

Total First Lien Debt							$312,788	$318,189	75.77%

Second Lien Debt
High Tech
Polaris Newco LLC (4) (5)	S	+	9.00%	14.49%	6/4/2029	6,200	6,049	6,107	1.45
							6,049	6,107	1.45

Total Second Lien Debt							$6,049	$6,107	1.45%
Total Investments—non-controlled/non-affiliated							$318,837	$324,296	77.22%
Total Portfolio Investments							$318,837	$324,296	77.22%
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

Investments—non- controlled/non- affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
BCPE HIPH Parent, Inc.	2023 Delayed Draw Term Loan	10/7/2030	$311	$(2)

Beacon Pointe Advisors, LLC	2021 Revolver	12/29/2027	627	—
Beacon Pointe Advisors, LLC	Delayed Draw Term Loan	12/29/2028	582	—
Bradyifs Holdings, LLC	2023 Delayed Draw Term Loan	10/31/2029	1,088	—
Bradyifs Holdings, LLC	2023 Revolver	10/31/2029	1,108	—
Chase Intermediate, LLC	2023 Revolver	10/30/2028	433	(4)
Chase Intermediate, LLC	2023 Delayed Draw Term Loan	10/30/2028	8,667	(87)
Circana Group, L.P.	Revolver	12/1/2027	400	(4)
Cliffwater LLC	Revolver	10/7/2030	1,000	—
Crash Champions, LLC	2022 Revolver	8/1/2028	358	—
Eagan Sub, Inc.	2023 Revolver	6/1/2029	2,900	—
Evergreen IX Borrower 2023 LLC	Revolver	10/1/2029	599	—
Galway Borrower, LLC	Revolver	9/30/2027	908	(5)
Gateway US Holdings, Inc.	Revolver	9/22/2026	131	(2)
GC Waves Holdings, Inc.	2023 Delayed Draw Term Loan	8/11/2028	1,181	(6)
Geosyntec Consultants	Delayed Draw Term Loan	5/18/2029	99	—
Geosyntec Consultants	Revolver	5/18/2027	73	—
GI Apple Midco LLC	Delayed Draw Term Loan	4/19/2030	1,441	—
GI Apple Midco LLC	Revolver	4/19/2029	502	—
Global Music Rights	Revolver	8/27/2027	286	—
Groundworks, LLC	2023 Revolver	3/14/2029	585	—
Groundworks, LLC	2023 Delayed Draw Term Loan	3/14/2030	515	—
Higginbotham Insurance Agency, Inc.	2023 3rd Amendment Delayed Draw Term Loan	11/24/2028	3,707	(9)
Kaseya, Inc.	2022 Revolver	6/25/2029	115	—
Kaseya, Inc.	2022 Delayed Draw Term Loan	6/25/2029	144	—
Kleinfelder Group, Inc.(The)	Revolver	8/4/2028	1,643	—
Kleinfelder Group, Inc.(The)	2023 Delayed Draw Term Loan	9/1/2030	2,464	—
Mammoth Holdings, LLC	2023 Delayed Draw Term Loan	11/15/2030	1,818	—
Mammoth Holdings, LLC	2023 Revolver	11/15/2029	909	—
Mantech International CP	Delayed Draw Term Loan	9/14/2029	566	—
Mantech International CP	Revolver A	9/14/2028	444	—
Marcone Yellowstone Buyer, Inc.	2022 Incremental Delayed Draw Term Loan	6/23/2028	465	(1)
Meridian Adhesives Group, Inc.	2022 1st Lien Delayed Draw Term Loan	9/3/2029	636	6
New Look Vision Group, Inc.	CAD Revolver	5/26/2026	613	(180)
Next Holdco, LLC	Delayed Draw Term Loan	11/12/2030	1,308	—
Next Holdco, LLC	Revolver	11/9/2029	491	—
Ohio Transmission Corporation	2023 Delayed Draw Term Loan	12/19/2030	1,500	(15)
Ohio Transmission Corporation	2023 Revolver	12/19/2028	1,000	(10)
Peter C. Foy & Associates Insurance Services, LLC	2021 1st Lien Revolver	11/1/2027	310	(3)
Peter C. Foy & Associates Insurance Services, LLC	2023 Incremental Delayed Draw Term Loan	11/1/2028	100	(1)
PetVet Care Centers, LLC	2023 Revolver	11/15/2029	1,396	(7)
PetVet Care Centers, LLC	2023 Delayed Draw Term Loan	11/15/2030	1,396	(7)
PT Intermediate Holdings III, LLC	2023 Incremental Delayed Draw Term Loan	11/1/2028	351	—
Recorded Books Inc.	2023 Revolver	8/31/2028	1,160	(6)
Sequa Corporation	2022 Revolver	11/23/2027	1268	0
Spectrum Automotive Holdings, Corp.	2021 Delayed Draw Term Loan 1A	6/29/2028	400	(5)
Spectrum Automotive Holdings, Corp.	2021 Revolver	6/29/2027	305	(4)
THG Acquisition, LLC	2021 Delayed Draw Term Loan	12/2/2026	666	(8)
THG Acquisition, LLC	2019 Revolver	12/2/2025	374	(1)
Wesco Group LLC	CAD Incremental Revolver	10/16/2028	101	(25)
Wesco Group LLC	2022 USD Revolver	10/7/2027	403	(4)
Total			$49,847	$(390)
(7)Position or portion there of unsettled as of December 31, 2023.

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
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of March 31, 2024 and December 31, 2023, the Company did not hold any cash equivalents. As of March 31, 2024 and December 31, 2023, approximately $0.9 million and $0.8 million of the cash and cash equivalents balances were denominated in a foreign currency, respectively.
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
Non-Accrual Loans
Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of March 31, 2024 and December 31, 2023 there were no loans placed on non-accrual status.
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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of March 31, 2024, the Company had $0.0 million of payables for investments purchased and had $0.0 million of receivables for investments sold. As of December 31, 2023, the Company had $0.1 million of payables for investments purchased and had $1.9 million receivables for investments sold.
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
Costs associated with the offering of Shares of the Company will be capitalized as deferred offering expenses and included as other assets on the Statement of Assets and Liabilities and amortized over a twelve-month period from incurrence. For the three months ended March 31, 2024 and March 31, 2023, the Company amortized offering costs of $0.0 million and $0.1 million, respectively. As of March 31, 2024, all offering costs were fully amortized.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through March 31, 2024. As applicable, the Company’s prior year remains subject to examination by U.S. federal, state and local tax authorities.
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

For the three months ended March 31, 2024 and March 31, 2023, management fees were $0.7 million and $0.3 million, respectively, of which none were waived. As of March 31, 2024 and December 31, 2023, $0.7 million and $1.0 million, respectively, remained payable related to the base management fee accrued in management fee payable on the statement of assets and liabilities.
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
For the three months ended March 31, 2024 and March 31, 2023, income based incentive fees (before waivers) were $1.5 million and $0.4 million, respectively. For the three months ended March 31, 2024 and March 31, 2023, no income based incentive fees were waived. As of March 31, 2024 and December 31, 2023, $1.5 million and $2.0 million related to the income based incentive fee had accrued and remained payable on the statement of assets and liabilities, respectively.

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

There were no capital gains based incentive fees for the three months ended March 31, 2024 and March 31, 2023. As of March 31, 2024 and December 31, 2023, $0.0 million and $1.2 million, respectively, remained payable related to the capital gains based incentive fee accrued in capital gains incentive fee payable on the statement of assets and liabilities.
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
For the three months ended March 31, 2024 and March 31, 2023, there were $0.1 million and $0.0 million, respectively, in expenses related to the Administrator that were included in other general and administrative expenses on the statements of operations and the payable included in accrued expenses and other liabilities in the statements of assets and liabilities. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. For the three months ended March 31, 2024 and March 31, 2023, the Company incurred expenses related to the sub-administrator of $0.1 million and $0.1 million, respectively, which is included in administrative service expenses on the statements of operations and the payable included in accrued expenses and other liabilities in the statements of assets and liabilities. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement.

Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$312,738	$317,236	98.1%
Second lien debt	6,054	6,200	1.9
Total investments	$318,792	$323,436	100.0%

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$312,788	$318,189	98.1%
Second lien debt	6,049	6,107	1.9
Total investments	$318,837	$324,296	100.0%

The industry composition of investments based on fair value as of March 31, 2024 and December 31, 2023 were as follows:

March 31, 2024
Insurance	12.4%
Services: Business	12.2
Healthcare, Education and Childcare	10.6
High Tech	10.5
Services: Consumer	7.8
Finance	7.6
Consumer Goods: Durable	6.6
Capital Equipment	5.8
Chemicals, Plastics and Rubber	5.6
Printing and Publishing	4.6
Automobile	4.5
Aerospace and Defense	2.8
Broadcasting and Entertainment	2.5
Media: Diversified & Production	2.3
Retail Stores	2.1
Containers, Packaging and Glass	1.3
Technology & Electronics	0.8
Total	100.0%

December 31, 2023
Insurance	12.9%
Services: Consumer	12.5
Healthcare, Education and Childcare	10.4
High Tech	9.9
Services: Business	8.6
Finance	7.5
Aerospace and Defense	7.1
Chemicals, Plastics and Rubber	5.6
Printing and Publishing	4.4
Consumer Goods: Durable	4.4
Automobile	4.4
Construction & Building	3.5
Capital Equipment	2.3
Media: Diversified & Production	2.2
Retail Stores	2.1
Containers, Packaging and Glass	1.2
Broadcasting and Entertainment	1.0
Technology & Electronics	—
Total	100.0%

The geographic composition of investments at cost and fair value as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$312,221	$316,672	97.9%	77.1%
Canada	6,571	6,764	2.1	1.7
Total	$318,792	$323,436	100.0%	78.8%

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$312,342	$317,536	97.9%	75.6%
Canada	6,495	6,760	2.1	1.6
Total	$318,837	$324,296	100.0%	77.2%
Note 5. Fair Value of Investments
The following table presents the fair value hierarchy of investments as of March 31, 2024 and December 31, 2023, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	March 31, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$317,236	$317,236
Second Lien Debt	—	—	6,200	6,200
Total investments	$—	$—	$323,436	$323,436

	December 31, 2023
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	—	$318,189	$318,189
Second Lien Debt	—	—	6,107	6,107
Total investments	$—	$—	$324,296	$324,296

The following table presents the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$318,189	$6,107	$324,296
Purchases of investments	49,258	—	49,258
Proceeds from principal repayments and sales of investments	(50,794)	—	(50,794)
Accretion of discount/amortization of premium	1,386	5	1,391
Net realized gain (loss)	100	—	100
Net change in unrealized appreciation (depreciation)	(903)	88	(815)
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Fair value, end of period	$317,236	$6,200	$323,436
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of March 31, 2024	$356	$88	$444
(1)For the three months ended March 31, 2024, there were no transfers into or out of Level 3.

The following table presents the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$149,586	$—	$149,586
Purchases of investments	46,847	—	46,847
Proceeds from principal repayments and sales of investments	(10,080)	—	(10,080)
Accretion of discount/amortization of premium	222	—	222
Net realized gain (loss)	11	—	11
Net change in unrealized appreciation (depreciation)	(689)	—	(689)
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Fair value, end of period	$185,897	$	$185,897
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of December 31, 2023	$(689)	$—	$(689)
(1)For the three months ended March 31, 2023, there were no transfers into or out of Level 3.

Significant Unobservable Inputs
In accordance with ASC Topic 820, the following table provides quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2024 and December 31, 2023.  The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2024
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)
Assets:
First lien debt	$305,838	Discounted cash flow	Comparative Yields	9.4% - 12.2% (10.3%)
First lien debt	11,398	Precedent Transaction	Transaction Price	N/A
Total first lien debt	317,236
Second lien debt	6,200	Discounted cash flow	Comparative Yields	13.2%
Total investments	$323,436

	December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)
Assets:
First lien debt	$294,813	Discounted cash flow	Comparative Yields	8.9% - 11.7% (9.9%)
First lien debt	23,376	Precedent Transaction	Transaction Price	N/A
Total first lien debt	318,189
Second lien debt	6,107	Discounted cash flow	Comparative Yields	13.1%
Total investments	$324,296
(1)Weighted averages are calculated based on fair value of investments.
The Company used the income approach to determine the fair value of certain Level 3 assets as of March 31, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach is the comparative yield and discount rate. The comparative yield and discount rate is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value.
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

The Company may enter into forward currency exchange contracts to reduce the exposure to foreign currency exchange rate fluctuations of the Company and its Members, as described in Note 2. The fair value of derivative contracts open as of March 31, 2024 and December 31, 2023 is included on the schedules of investments by contract. The Company had $12.2 million collateral receivable as of March 31, 2024 and had $17.6 million collateral payable as of December 31, 2023. Collateral amounts posted are included in collateral on forward currency exchange contracts on the statements of assets and liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the statements of assets and liabilities.

For the three months ended March 31, 2024 and March 31, 2023, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $424.5 million and $223.7 million, respectively.

The following table presents both gross and net information about derivative instruments eligible for offset in the Statements of Assets and Liabilities.

March 31, 2024
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$—	$(669)	$(669)	$—	$(669)

December 31, 2023
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$—	$(2,454)	$(2,454)	$—	$(2,454)
(1)Amount excludes excess cash collateral paid.
(2)Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.
The effect of transactions in derivative instruments on the Statements of Operations for the three months ended March 31, 2024 and March 31, 2023 were as follows:

Three Months Ended March 31, 2024
Realized gain (loss) on foreign currency forward contracts	$(13,516)
Net change in unrealized gain (loss) on foreign currency forward contracts	1,785
Total net realized and unrealized gain (loss) on foreign currency forward contracts	$(11,731)

Three Months Ended March 31, 2023
Realized gain (loss) on foreign currency forward contracts	$4,090
Net change in unrealized gain (loss) on foreign currency forward contracts	(76)
Total net realized and unrealized gain (loss) on foreign currency forward contracts	$4,014

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
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2024 and December 31, 2023, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	March 31, 2024	December 31, 2023
Unfunded delayed draw commitments	$30,255	$29,405
Unfunded revolving commitments	22,326	20,442
Total unfunded commitments	$52,581	$49,847
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2024, management is not aware of any pending or threatened material litigation.
Investor Commitments
As of March 31, 2024, the Company had $539.4 million in total capital commitments from investors, $140.0 million of which was undrawn. As of December 31, 2023, the Company had $552.0 million in total capital commitments from investors, $152.6 million of which was undrawn.
Note 8.  Net Assets
Subscriptions and Drawdowns
As of March 31, 2024 and December 31, 2023, the Company had 38,954,613 Shares issued and outstanding, respectively, with a par value of $0.01 per share. The Company has entered into subscription agreements with investors providing for the private placement of the Company’s Shares. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their respective capital commitment on an as-needed basis each time the Adviser delivers a drawdown notice to such investors.
The following table summarizes capital activity for the three months ended March 31, 2024:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	38,954,613	$390	$398,535	$6,522	$11,561	$3,005	$420,013
Shares issued	—	—	—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	10,205	—	—	10,205
Net realized gain (loss)	—	—	—	—	(12,920)	—	(12,920)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(815)	(815)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	1,785	1,785
Distributions declared	—	—	—	(7,625)	—	—	(7,625)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance end of period	38,954,613	$390	$398,535	$9,102	$(1,359)	$3,975	$410,643

The following table summarizes capital activity for the three months ended March 31, 2023:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	18,648,373	$186	$186,232	$539	$—	$808	$187,765
Common Shares issued	2,403,885	24	24,717	—	—	—	24,741
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	3,222	—	—	3,222
Net realized gain (loss)	—	—	—	—	2,193	—	2,193
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(689)	(689)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(76)	(76)
Distributions declared	—	—	—	—	—	—	—
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance end of period	21,052,258	$210	$210,949	$3,761	$2,193	$43	$217,156

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared for the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 6, 2024	March 6, 2024	March 22, 2024	$0.20	7,625
Total				$7,625

There were no distributions declared for the three months ended March 31, 2023.

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

Note 9. Financial Highlights
The following are financial highlights for Shares outstanding for the three months ended March 31, 2024 and March 31, 2023:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Per share data:(1)
Net asset value, beginning of period	$10.78	$10.07
Net investment income (loss)	0.26	0.16
Net realized and unrealized gains (losses) (2)	(0.30)	0.07
Net increase (decrease) in net assets resulting from operations	(0.04)	0.23
Impact of issuance of Shares	—	0.02
Shareholder distributions from income (3)	(0.20)	—
Net asset value, end of period	$10.54	$10.32

Total Return (4)	4.68%	2.48%

Ratios and supplemental data:
Net assets, end of period	$410,643	$217,156

Portfolio turnover rate(5)	14.86%	5.87%
Ratio of expenses before management and incentive fees to average net assets(6)	0.92%	2.83%
Ratio of expenses after management and incentive fees before waivers to average net assets(6)	2.99%	2.83%
Ratio of expenses after waivers to average net assets(6)	2.99%	2.83%
Net investment income (loss) to average net assets before waivers(6)	9.90%	6.31%
Net investment income (loss) to average net assets after waivers(6)	9.90%	6.31%
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
(6)Annualized.
(7)The Adviser has agreed to waive income incentive fee in accordance with the annual Operating Expense Cap overage.
Note 10. Subsequent Events
The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. Other than as disclosed below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the financial statements as of and for the three months ended March 31, 2024.

On May 2, 2024, the Company declared a distribution of $0.25 per share, all of which is payable on May 22, 2024 to Members of record as of May 8, 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “Item 1. Financial Statements.”  This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2023 and Part II, Item 1A of this Form 10-Q and elsewhere in this Form 10-Q.
Overview
The Company is a Delaware limited liability company formed on June 27, 2022. We are an externally managed, closed-end, diversified management investment company that elected to be regulated as a business development company under the 1940 Act. OHA Private Credit Advisors II, L.P. is the investment adviser of the Company. In addition, for U.S. federal income tax purposes, we elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with our fiscal year (or period) ending December 31, 2022. We were formed to make investments and generate returns in the form of current income and long-term capital appreciation.

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
Revenues

We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. As of March 31, 2024, 100% of our debt investments based on fair value in our portfolio were at floating rates. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

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
(xxvi)all fees, costs and expenses associated with the Company’s information, obtaining and maintaining technology (including any and all fees, costs and expenses of any investment, books and records, portfolio compliance and reporting systems such as “Wall Street Office,” “Everest” (Allvue), “Trinity” and similar systems and services, including consultant, software licensing, data management and recovery services fees and any tools, programs, subscriptions or other systems providing market data, analytical, database, news or third-party research or information services and the costs of any related professional service providers), third party or proprietary hardware/software, data-

related communication, market data and research (including news and quotation equipment and services and including costs allocated by the Adviser’s or its affiliates’ internal and third-party research group (which are generally based on time spent, assets under management, usage rates, proportionate holdings or a combination thereof or other reasonable methods determined by the Administrator) and expenses and fees (including compensation costs) charged or specifically attributed or allocated by Adviser and/or its affiliates for data-related services provided to the Company and/or its portfolio companies (including in connection with prospective investments), each including expenses, charges, fees and/or related costs of an internal nature; reporting costs (which includes notices and other communications and internally allocated charges), and dues and expenses incurred in connection with membership in industry or trade organizations;
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
Portfolio and Investment Activity
As of March 31, 2024 and December 31, 2023, based on fair value, our portfolio consisted of 98.1% and 98.1% first lien senior secured debt investments, respectively, and 1.9% and 1.9% second lien senior secured debt investments, respectively.

As of March 31, 2024 and December 31, 2023, our weighted average total yield of the portfolio at fair value was 12.3% and 12.5%, respectively, and amortized cost was 12.5% and 12.7%, respectively.
As of March 31, 2024 and December 31, 2023, we had investments in 44 and 40 portfolio companies with an aggregate fair value of approximately $323.4 million and $324.3 million, respectively.
Our investment activity for the three months ended March 31, 2024 and March 31, 2023 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three months ended
	March 31, 2024	March 31, 2023
Total investments, beginning of period	$318,837	$149,464
New investments purchased	49,258	46,847
Net accretion of discount on investments	1,391	222
Net realized gain (loss) on investments	100	11
Investments sold or repaid	(50,794)	(10,080)
Total investments, end of period	$318,792	186,464
The following table presents certain selected information regarding our investment portfolio:

	As of
	March 31, 2024	December 31, 2023
Weighted average yield on debt and income producing investments, at amortized cost (1)	12.5%	12.7%
Weighted average yield on debt and income producing investments, at fair value (1)	12.3%	12.5%
Number of portfolio companies	44	40
Weighted average EBITDA (2)	$224.6	$202.0
Average loan-to-value (LTV) (3)	44.0%	41.0%
Percentage of debt investments bearing a floating rate, at fair value	100.0%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	—%	—%
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

Our investments consisted of the following:

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien debt	$312,738	$317,236	$312,788	$318,189
Second lien debt	6,054	6,200	6,049	6,107
Total investments	$318,792	$323,436	$318,837	$324,296
As of March 31, 2024 and December 31, 2023 there were no investments on non-accrual status.
The table below describes investments by industry composition based on fair value as of March 31, 2024 and December 31, 2023:

March 31, 2024
Insurance	12.4%
Services: Business	12.2
Healthcare, Education and Childcare	10.6
High Tech	10.5
Services: Consumer	7.8
Finance	7.6
Consumer Goods: Durable	6.6
Capital Equipment	5.8
Chemicals, Plastics and Rubber	5.6
Printing and Publishing	4.6
Automobile	4.5
Aerospace and Defense	2.8
Broadcasting and Entertainment	2.5
Media: Diversified & Production	2.3
Retail Stores	2.1
Containers, Packaging and Glass	1.3
Technology & Electronics	0.8
Total	100.0%

December 31, 2023
Insurance	12.9%
Services: Consumer	12.5
Healthcare, Education and Childcare	10.4
High Tech	9.9
Services: Business	8.6
Finance	7.5
Aerospace and Defense	7.1
Chemicals, Plastics and Rubber	5.6
Printing and Publishing	4.4
Consumer Goods: Durable	4.4
Automobile	4.4
Construction & Building	3.5
Capital Equipment	2.3
Media: Diversified & Production	2.2
Retail Stores	2.1
Containers, Packaging and Glass	1.2
Broadcasting and Entertainment	1.0
Technology & Electronics	—
Total	100.0%

The table below describes investments by geographic composition based on fair value as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
United States	97.9%	97.9%
Canada	2.1	2.1
Total	100.0%	100.0%
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

The below table summarizes the Risk Ratings as of March 31, 2024:

	March 31, 2024
	Fair Value	% of Fair Value
Risk Rating 1	$52,563	16.3%
Risk Rating 2	260,634	80.6
Risk Rating 3	10,239	3.2
Risk Rating 4	—	—
Risk Rating 5	—	—
Total investments	$323,436	100.0%
For the year ended March 31, 2024, the weighted average Risk Rating of our debt investment portfolio was 1.87 and there were no debt investments assigned a Risk Rating of 4 or 5.
Results of Operations
The following table represents the operating results:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Total investment income	$13,291	$4,653
Net expenses	3,086	1,431
Net investment income (loss)	10,205	3,222
Net realized gain (loss)	(12,920)	2,193
Net unrealized appreciation (depreciation)	970	(765)
Net increase (decrease) in net assets resulting from operations	$(1,745)	$4,650
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment Income
Investment income was as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Interest income	$12,094	$4,136
Other income	1,197	517
Total investment income	$13,291	$4,653
For the three months ended March 31, 2024 and March 31, 2023, total investment income was approximately $13.3 million and $4.7 million, respectively. The size of our investment portfolio at fair value was approximately $323.4 million and $185.9 million, respectively. Our weighted average yield on debt and income producing investments at fair value was 12.3% and 12.5%, respectively.

Expenses
Expenses were as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Management fees	$677	$329
Income incentive fee	1,458	443
Capital gains incentive fee	—	—
Professional fees	182	393
Board of Managers fees	53	53
Administrative services expenses	115	100
Amortization of offering costs	—	104
Other general & administrative	530	9
Total expenses before fee waivers and taxes	$3,015	$1,431
Incentive fee waiver	—	—
Excise tax	71	—
Total expenses, net of fee waivers	$3,086	$1,431
Management Fees
For the three months ended March 31, 2024 and March 31, 2023, management fees were approximately $0.7 million and $0.3 million, respectively, and $0.7 million and $1.0 million, respectively, remained payable. Management fees are payable monthly in arrears at an annual rate of 0.65% of the value of our net assets as of the beginning of the first calendar day of the applicable month.
Income Based Incentive Fees
For the three months ended March 31, 2024 and March 31, 2023, income based incentive fees were approximately $1.5 million and $0.4 million, respectively, before incentive fees waivers. For the three months ended March 31, 2024 and March 31, 2023, the Adviser waived $0.0 million in income incentive fees in accordance with the annual Operating Expense Cap (as defined in Note 2). As of March 31, 2024 and December 31, 2023, approximately $1.5 million and $2.0 million, respectively, of income based incentive fees remained payable.
Capital Gains Incentive Fees
For the three months ended March 31, 2024 and March 31, 2023, the Company incurred no capital gains incentive fees. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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
Total other expenses were approximately $0.9 million and $0.7 million for the three months ended March 31, 2024 and March 31, 2023, primarily comprised of approximately $0.2 million and $0.4 million of professional fees (including legal, audit, and tax) and approximately $0.5 million and $0.0 million of other general and administrative expenses (including insurance, research, and other allocated costs), respectively.

Under the terms of the Administration Agreement and the Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the three months ended March 31, 2024 and March 31, 2023, the Administrator did not charge certain costs and expenses allocable to the Company under the terms of the Administration Agreement.
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
For the three months ended March 31, 2024 and March 31, 2023, we incurred $0.1 million and $0.0 million, respectively, of U.S. federal excise tax.
Net Realized Gain (Loss)
The realized gains and losses were comprised of the following:

	Three Months Ended
	March 31, 2024	March 31, 2023
Net realized gain (loss) on investments	$100	$11
Net realized gain (loss) on foreign currency transactions	496	(1,908)
Net realized gain (loss) on foreign currency forward contracts	(13,516)	4,090
Net realized gain (loss)	$(12,920)	$2,193
For the three months ended March 31, 2024 and March 31, 2023, we generated a net realized loss of approximately $12.9 million and a net realized gain of $2.2 million, respectively, which was primarily comprised of realized activity on foreign currency forward contracts and foreign currency transactions during these periods. For the three months ended March 31, 2024 and March 31, 2023, the net realized movement on foreign currency forward contracts were mainly due to EUR forward contracts.
Net Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following:

	Three Months Ended
	March 31, 2024	March 31, 2023
Net change in unrealized gain (loss) on investments	$(815)	(689)
Net change in unrealized gain (loss) on foreign currency forward contracts	1,785	(76)
Net change in unrealized gain (loss) on foreign currency translation	—	—
Net change in unrealized appreciation (depreciation)	$970	$(765)
For the three months ended March 31, 2024, net unrealized losses on investments were primarily due to reversal of unrealized gains recorded in prior periods offset by an increase in fair value on certain portfolio company investments, and total net unrealized gains were driven by unrealized gains on the foreign currency forward contracts. For the three months ended March 31, 2023, the fair value of our debt investments decreased due to negative valuation adjustments.
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
There were no outstanding borrowings as of March 31, 2024. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.
As of March 31, 2024, cash taken together with our uncalled capital commitments of $140.0 million, is expected to be sufficient for our investing activities and to conduct our operations.
As of March 31, 2024, we had approximately $73.6 million in cash.  During the three months ended March 31, 2024, we used approximately $36.5 million in cash for operating activities, primarily due to investment purchases of $49.2 million and change in collateral on forward currency exchange contracts of $29.8 million, partially offset by sales and principal repayments of $50.8 million. Cash used in financing activities was approximately $7.1 million during the three months ended March 31, 2024, which was primarily due to $7.6 million of distributions paid.
Equity
Subscriptions and Drawdowns

As of March 31, 2024 and December 31, 2023 we had 38,954,613 and 38,954,613, respectively, of Shares issued and outstanding with a par value of $0.01 per share.
We have entered into subscription agreements with investors providing for the private placement of our Shares. Under the terms of the subscription agreements, each investor is required to fund drawdowns to purchase our Shares up to the amount of their respective Capital Commitment on an as-needed basis each time our Adviser delivers a capital call notice to such investor.
The following table summarizes capital activity during the period ended March 31, 2024:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	38,954,613	$390	$398,535	$6,522	$11,561	$3,005	$420,013
Shares issued	—	—	—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	10,205	—	—	10,205
Net realized gain (loss)	—	—	—	—	(12,920)	—	(12,920)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(815)	(815)
Distributions declared	—	—	—	(7,625)	—	—	(7,625)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance end of period	38,954,613	$390	$398,535	$9,102	$(1,359)	$3,975	$410,643

During the three months ended March 31, 2024, the Company received $0.0 million in proceeds relating to capital drawdowns.

Distributions

We expect to pay quarterly distributions. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 6, 2024	March 6, 2024	March 22, 2024	0.20	7,625
Total				$7,625

Off-Balance Sheet Arrangements
Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2024 and December 31, 2023, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	March 31, 2024	December 31, 2023
Unfunded delayed draw commitments	$30,255	$29,405
Unfunded revolving commitments	22,326	20,442
Total unfunded commitments	$52,581	$49,847
Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At March 31, 2024, management was not aware of any pending or threatened litigation.
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
Recent Developments

On May 2, 2024, the Company declared a distribution of $0.25 per share, all of which is payable on May 22, 2024 to Members of record as of May 8, 2024.

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
As of March 31, 2024 and March 31, 2023, 100% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Statements of Assets and Liabilities as of March 31, 2024 and March 31, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	March 31, 2024			March 31, 2023
Change in Interest Rates	Interest Income	Interest Expense	Net Income	Interest Income	Interest Expense	Net Income
Up 300 basis points	$10,227	$—	$10,227	$6,107	$—	$6,107
Up 200 basis points	$6,818	$—	$6,818	$4,071	$—	$4,071
Up 100 basis points	$3,409	$—	$3,409	$2,036	$—	$2,036
Down 100 basis points	$(3,409)	$—	$(3,409)	$(2,036)	$—	$(2,036)
Down 200 basis points	$(6,818)	$—	$(6,818)	$(4,071)	$—	$(4,071)
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

(2) Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
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

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2024, management is not aware of any pending or threatened material litigation.
Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2024 to the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2023.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Sales of Unregistered Securities and Use of Proceeds

Refer to “Item 1. Financial Statements—Notes to the Financial Statements—Note 8. Net Assets—Subscriptions and Drawdowns” in this Quarterly Report for the issuance of our Shares for the three months ended March 31, 2024 and proceeds received in connection with such issuances. Such issuances were part of our private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.    Defaults Upon Senior Securities

None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information

During the fiscal quarter ended March 31, 2024, none of the Board members or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.    Exhibits

Exhibit Number	Description of Exhibits
3.1	Amended and Restated LLC Agreement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
10.1	Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
10.2	Administration Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
10.4	Custody Agreements (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OHA SENIOR PRIVATE LENDING FUND (U) LLC

Date: May 8, 2024	/s/ Eric Muller
Eric Muller
Chief Executive Officer

Date: May 8, 2024	/s/ Gerard Waldt
Gerard Waldt
Chief Financial Officer