Form 10-Q
period 2024-06-30
OHA Senior Private Lending Fund (U) LLC
filed 2024-08-07
CIK 1955010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
Form 10-Q
____________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

As of June 30, 2024, there was no established public market for the registrant’s common shares of beneficial interest. The number of the registrant’s common shares, $0.01 par value per share, outstanding as of August 7, 2024 was 40,919,201.

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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
OHA Senior Private Lending Fund (U) LLC
Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	As of
	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments (cost of $384,360 and $318,837 at June 30, 2024 and December 31, 2023, respectively)	$388,788	$324,296
Cash and cash equivalents	19,287	117,255
Collateral receivable on forward currency exchange contracts	5,570	—
Interest receivable	2,624	1,937
Unrealized appreciation on foreign currency forward contracts	809	—
Receivable for investments sold	77	1,902
Total assets	$417,155	$445,390

LIABILITIES
Payable for investments purchased	7,565	74
Collateral payable on forward currency exchange contracts	—	17,590
Management fees payable	665	1,015
Income incentive fee payable	2,778	2,032
Capital gains incentive fee payable	—	1,183
Unrealized depreciation on foreign currency forward contracts	—	2,454
Accrued expenses and other liabilities	942	1,029
Total liabilities	$11,950	$25,377

Commitments and contingencies (Note 7)

NET ASSETS
Common shares, $0.01 par value (38,954,613 and 38,954,613 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively)	390	390
Additional paid in capital	398,535	398,535
Distributable earnings (loss)	6,280	21,088
Total net assets	$405,205	$420,013
Total liabilities and net assets	$417,155	$445,390
Net asset value per share	$10.40	$10.78
See accompanying notes to the financial statements.

OHA Senior Private Lending Fund (U) LLC
Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$10,882	$5,895	$22,976	$10,031
Other income	648	334	1,845	851
Total investment income	11,530	6,229	24,821	10,882

Expenses:
Management fees	665	354	1,342	683
Income incentive fee	1,320	644	2,778	1,087
Professional fees	182	161	364	554
Board of Managers fees	52	52	105	105
Administrative service expenses	4	101	119	201
Other general & administrative	68	428	598	437
Amortization of deferred offering costs	—	104	—	208
Total expenses before fee waivers	2,291	1,844	5,306	3,275
Incentive fee waiver	—	—	—	0
Total expense, net of fee waivers	2,291	1,844	5,306	3,275
Total investment income before taxes	9,239	4,385	19,515	7,607
Excise tax expense	—	—	71	—
Net investment income	9,239	4,385	19,444	7,607

Realized and unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	4	70	104	81
Foreign currency transactions	(1,286)	2,214	(790)	306
Foreign currency forward contracts	(4,888)	(2,011)	(18,404)	2,079
Net realized gain (loss)	(6,170)	273	(19,090)	2,466

Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(216)	1,246	(1,031)	557
Foreign currency transactions	—	—	—	—
Foreign currency forward contracts	1,478	(587)	3,263	(663)
Net unrealized appreciation (depreciation)	1,262	659	2,232	(106)
Net realized and unrealized gain (loss)	(4,908)	932	(16,858)	2,360
Net increase (decrease) in net assets resulting from operations	$4,331	$5,317	$2,586	$9,967

Net investment income per common share	$0.24	$0.21	$0.50	$0.37
Increase in net assets resulting from operations per common share	$0.11	$0.25	$0.07	$0.48
Weighted average common shares outstanding	38,954,613	21,118,949	38,954,613	20,567,824
See accompanying notes to the financial statements.

OHA Senior Private Lending Fund (U) LLC
Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operations:
Net investment income	$9,239	$4,385	$19,444	$7,607
Net realized gain (loss)	(6,170)	273	(19,090)	2,466
Net change in unrealized appreciation (depreciation)	1,262	659	2,232	(106)
Net increase (decrease) in net assets resulting from operations	$4,331	$5,317	$2,586	$9,967

Share transactions:
Common shares issued	$—	$12,392	$—	$37,133
Distributions to common shareholders	(9,769)	(3,222)	(17,394)	(3,222)
Net increase (decrease) from share transactions	$(9,769)	$9,170	$(17,394)	$33,911
Total increase (decrease) in net assets	$(5,438)	$14,487	$(14,808)	$43,878
Net Assets, beginning of period	410,643	217,156	420,013	187,765
Net Assets, end of period	$405,205	$231,643	$405,205	$231,643
See accompanying notes to the financial statements.

OHA Senior Private Lending Fund (U) LLC
Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended,
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$2,586	$9,967
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	1,031	(557)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(3,263)	663
Net realized (gain) loss on investments	(104)	(81)
Net realized (gain) loss on foreign currency	790	—
Net realized (gain) loss on foreign currency forward contracts	18,404	—
Payment-in-kind interest capitalized	(278)	—
Net accretion of discount and amortization of premium	(1,669)	(428)
Amortization of deferred offering costs	—	208
Purchases of investments	(117,033)	(63,041)
Proceeds from sale of investments and principal repayments	53,561	11,638
Proceeds from settlement of foreign currency forward contracts	(18,404)	—
Increase (decrease) in assets and liabilities:
Interest receivable	(687)	(734)
Receivable for investments sold	1,825	(28)
Payable for investments purchased	7,491	(149,464)
Collateral on forward currency exchange contracts	(23,160)	2,260
Management fee payable	(350)	321
Income incentive fee payable	746	1,087
Capital gain incentive fee payable	(1,183)	—
Board of Managers fee payable	—	(22)
Accrued expenses and other liabilities	(87)	(52)
Net cash provided by (used in) operating activities	(79,784)	(188,263)

Cash flows from financing activities:
Proceeds from issuance of common shares, inclusive of change in receivable for issuance of common shares	—	37,133
Distributions paid in cash	(17,394)	(3,222)
Proceeds received from foreign currency settlement	(790)	—
Net cash provided by (used in) financing activities	(18,184)	33,911
Net increase (decrease) in cash and cash equivalents	(97,968)	(154,352)
Cash and cash equivalents, beginning of period	117,255	187,398
Cash and cash equivalents, end of period	$19,287	$33,046
See accompanying notes to the financial statements.

OHA Senior Private Lending Fund (U) LLC
Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments-non-controlled/non- affiliated(1)	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Investments— non-controlled/non-affiliated
First Lien Debt
Aerospace and Defense
Evergreen IX Borrower 2023 LLC (4) (5)	S +	6.00%		11.33%	9/30/2030		$5,404	$5,329	$5,430	1.34%
Evergreen IX Borrower 2023 LLC (4) (5) (6)	S +	6.00%		11.33%	10/1/2029		599	(8)	—	—
Mantech International CP (4) (5)	S +	5.00%		10.33%	9/14/2029		3,752	3,689	3,752	0.93
Mantech International CP (4) (5) (6)	S +	5.00%		10.33%	9/14/2029		566	(9)	—	—
Mantech International CP (4) (5) (6)	S +	5.00%		10.33%	9/14/2028		444	(7)	—	—
								8,994	9,182	2.27
Automobile
Mammoth Holdings, LLC (4) (5) (6)	S +	5.75%		11.08%	11/15/2029		909	(8)	—	—
Mammoth Holdings, LLC (4) (5)	S +	5.75%		11.08%	11/15/2030		7,236	7,169	7,236	1.79
Mammoth Holdings, LLC (4) (5) (6)	S +	5.75%		11.04%	11/15/2030		1,818	1,621	1,636	0.40
Wesco Group LLC (4) (5)	S +	5.50%		10.93%	10/6/2028		1,786	1,754	1,773	0.44
Wesco Group LLC (4) (5) (6)	S +	5.50%		10.92%	10/7/2027		403	218	219	0.05
Wesco Group LLC (4) (5)	S +	5.75%		10.93%	10/7/2028		5,174	5,125	5,135	1.27
Wesco Group LLC (4) (5) (6)	S +	5.75%		10.93%	10/7/2027	CAD	134	(4)	(3)	—
								15,875	15,996	3.95
Broadcasting and Entertainment
Broadcast Music, Inc. (4) (5)	S +	5.75%		11.07%	2/8/2030		4,908	4,838	4,883	1.20
Broadcast Music, Inc. (4) (5) (6)	S +	5.75%		11.07%	2/8/2030		892	(13)	(4)	—
Global Music Rights (4) (5) (6)	S +	5.50%		10.93%	8/27/2029		286	(3)	(1)	—
Global Music Rights (4) (5)	S +	5.50%		10.93%	8/27/2030		3,133	3,102	3,117	0.77
								7,924	7,995	1.97
Buildings and Real Estate
Associations, Inc. (4) (5) (6)	S +	6.50%		11.75%	7/3/2028		286	—	—	—
Associations, Inc. (4) (5) (6)	S +	6.50%		11.75%	7/3/2028		357	—	—	—
Associations, Inc. (4) (5)	S +	6.50%		12.09%	7/3/2028		4,616	4,613	4,616	1.14
Associations, Inc. (4) (5)			(14.25% PIK)	14.25%	5/3/2030		263	262	262	0.06
Associations, Inc. (4) (5)			(14.25 % PIK)	14.25%	5/3/2030		688	686	686	0.17
								5,561	5,564	1.37

Capital Equipment
Ohio Transmission Corporation (4) (5) (6)	S +	6.50%		10.83%	12/19/2029		1,000	(9)	—	—
Ohio Transmission Corporation (4) (5) (6)	S +	6.50%		10.83%	12/19/2030		1,498	435	449	0.11
Ohio Transmission Corporation (4) (5)	S +	5.50%		10.83%	12/19/2030		7,562	7,490	7,562	1.86
Truck-Lite Co., LLC (4) (5) (6)	S +	5.75%		11.08%	2/13/2031		1,156	(11)	(9)	—
Truck-Lite Co., LLC (4) (5) (6)	S +	5.75%		11.08%	2/13/2030		1,156	28	30	0.01

Investments-non-controlled/non- affiliated(1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Truck-Lite Co., LLC (4) (5)	S +	5.75%	11.07%	2/13/2031	10,662	10,560	10,582	2.61
						18,493	18,614	4.59
Chemicals, Plastics and Rubber
BCPE HIPH Parent, Inc. (4) (5) (6)	S +	5.75%	11.09%	10/7/2030	1,036	739	752	0.19
BCPE HIPH Parent, Inc. (4) (5)	S +	5.75%	11.09%	10/7/2030	3,037	2,970	3,007	0.74
Meridian Adhesives Group, Inc. (4) (5) (7)	S +	7.00%	12.34%	9/3/2029	13,004	12,566	13,134	3.24
Meridian Adhesives Group, Inc. (4) (5) (6) (7)	S +	7.00%	12.34%	9/3/2029	1,783	1,208	1,284	0.32
						17,483	18,177	4.49
Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc. (4) (5)	S +	6.25%	11.73%	6/23/2028	3,185	3,113	3,113	0.77
Marcone Yellowstone Buyer, Inc. (4) (5)	S +	6.50%	11.98%	6/23/2028	1,312	1,291	1,292	0.32
Marcone Yellowstone Buyer, Inc. (4) (5)	S +	6.25%	11.73%	6/23/2028	669	654	654	0.16
Marcone Yellowstone Buyer, Inc. (4) (5) (6)	S +	6.25%	11.73%	6/23/2028	465	(7)	(7)	—
Marcone Yellowstone Buyer, Inc. (4) (5)	S +	6.25%	11.73%	6/23/2028	6,835	6,673	6,681	1.65
Marcone Yellowstone Buyer, Inc. (4) (5)	S +	6.25%	11.73%	6/23/2028	2,271	2,217	2,220	0.55
Poly-Wood, LLC (4) (5) (6)	S +	5.75%	11.08%	3/20/2030	1,350	—	(13)	(0.01)
Poly-Wood, LLC (4) (5) (6)	S +	5.75%	11.08%	3/20/2030	1,350	(14)	(13)	—
Poly-Wood, LLC (4) (5)	S +	5.75%	11.08%	3/20/2030	7,182	7,104	7,110	1.75
						21,031	21,037	5.19
Containers, Packaging and Glass
PPC Flexible Packaging (4) (5)	S +	6.00%	11.48%	9/30/2028	4,038	3,973	4,038	1.00
						3,973	4,038	1.00
Finance
Beacon Pointe Advisors, LLC (4) (5)	S +	5.50%	10.84%	12/29/2028	5,928	5,880	5,898	1.46
Beacon Pointe Advisors, LLC (4) (5)	S +	5.50%	10.84%	12/29/2028	2,325	2,306	2,313	0.57
Beacon Pointe Advisors, LLC (4) (5) (6)	S +	5.50%	10.84%	12/29/2027	627	(4)	(3)	—
Beacon Pointe Advisors, LLC (4) (5)	S +	5.50%	10.84%	12/29/2028	663	660	660	0.16
Cliffwater LLC (4) (5)	S +	5.50%	10.84%	10/7/2030	6,000	5,944	6,000	1.48
Cliffwater LLC (4) (5) (6)	S +	5.50%	10.84%	10/7/2030	1,000	(9)	—	—
Sedgwick CMS Holdings, Inc. (4) (5)			9.00%	12/31/2026	1,000	976	1,000	0.25
Spectrum Automotive Holdings, Corp. (4) (5) (6)	S +	5.25%	10.59%	6/29/2027	305	(6)	(1)	—
Spectrum Automotive Holdings, Corp. (4) (5)	S +	5.25%	10.59%	6/29/2028	8,064	7,874	8,024	1.98
Spectrum Automotive Holdings, Corp. (4) (5) (6)	S +	5.25%	10.59%	6/29/2028	2,248	1,911	1,953	0.48
						25,532	25,844	6.38
Healthcare, Education and Childcare
Gateway US Holdings, Inc. (4) (5)	S +	5.50%	10.98%	9/22/2026	3,219	3,205	3,219	0.79

Investments-non-controlled/non- affiliated(1)	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Gateway US Holdings, Inc. (4) (5) (6)	S +	5.50%		10.98%	9/22/2026	131	(1)	—	—
Gateway US Holdings, Inc. (4) (5)	S +	5.50%		10.98%	9/22/2026	168	167	168	0.04
Gateway US Holdings, Inc. (4) (5)	S +	5.50%		10.98%	9/22/2026	739	725	739	0.18
Medvet Associates LLC (4) (5)	S +	5.25%		9.95%	6/25/2031	8,000	7,960	7,960	1.96
Medvet Associates LLC (4) (5) (6)	S +	5.25%		9.95%	6/25/2031	2,000	—	(10)	—
Model N, Inc. (4) (5) (7)	S +	5.00%		10.34%	6/27/2031	7,615	7,577	7,577	1.87
Model N, Inc. (4) (5) (6)	S +	5.00%		10.34%	6/27/2031	829	(4)	(4)	—
Model N, Inc. (4) (5) (6)	S +	5.00%		10.34%	6/27/2031	1,554	(8)	(8)	—
Next Holdco, LLC (4) (5)	S +	6.00%		11.32%	11/12/2030	5,088	5,017	5,088	1.26
Next Holdco, LLC (4) (5) (6)	S +	6.00%		11.32%	11/12/2030	1,308	(18)	—	—
Next Holdco, LLC (4) (5) (6)	S +	6.00%		11.32%	11/9/2029	491	(6)	—	—
PetVet Care Centers, LLC (4) (5)	S +	6.00%		11.34%	11/15/2030	10,651	10,552	10,518	2.59
PetVet Care Centers, LLC (4) (5) (6)	S +	6.00%		11.34%	11/15/2030	1,396	—	(18)	—
PetVet Care Centers, LLC (4) (5) (6)	S +	6.00%		11.34%	11/15/2029	1,396	(12)	(17)	—
TecoStar Holdings, Inc. (4) (5)	S +	8.50%	(4.50% PIK)	13.80%	7/6/2029	4,141	4,052	4,141	1.02
Touchstone Acquisition, Inc. (4) (5) (7)	S +	6.00%		11.43%	12/29/2028	10,342	10,133	10,213	2.52
							49,339	49,566	12.23
High Tech
CentralSquare Technologies, LLC (4) (5) (6)	S +	6.50%	(3.50% PIK)	11.83%	4/11/2030	867	(10)	(7)	—
CentralSquare Technologies, LLC (4) (5)	S +	6.50%	(3.50% PIK)	11.83%	4/11/2030	7,679	7,586	7,621	1.88
Eagan Sub, Inc. (4) (5) (6)	S +	7.00%		12.33%	6/1/2029	2,900	(36)	—	—
Eagan Sub, Inc. (4) (5)	S +	7.00%		12.33%	6/3/2030	14,391	14,198	14,391	3.55
Greenway Health, LLC (4) (5)	S +	6.75%		12.01%	4/1/2029	9,134	8,966	9,226	2.28
Kaseya, Inc. (4) (5)	S +	5.50%		10.83%	6/25/2029	2,555	2,514	2,555	0.63
Kaseya, Inc. (4) (5) (6)	S +	5.50%		10.82%	6/25/2029	144	5	8	—
Kaseya, Inc. (4) (5) (6)	S +	6.25%	(2.50% PIK)	10.83%	6/25/2029	154	37	39	0.01
Kaseya, Inc. (4) (5)	S +	5.50%		10.83%	6/25/2029	9	9	9	—
PDI TA Holdings, Inc. (4) (5) (6)	S +	5.25%		10.59%	2/3/2031	587	182	183	0.04
PDI TA Holdings, Inc. (4) (5)	S +	5.25%		10.58%	2/3/2031	1,539	1,525	1,532	0.38
PDI TA Holdings, Inc. (4) (5) (6)	S +	5.25%		10.59%	2/3/2031	173	(2)	(1)	—
							34,974	35,556	8.77
Insurance
Galway Borrower, LLC (4) (5) (6)	S +	5.25%		10.69%	9/29/2028	908	102	120	0.03
Galway Borrower, LLC (4) (5)	S +	5.25%		10.68%	9/29/2028	13,720	13,337	13,652	3.37
Higginbotham Insurance Agency, Inc. (4) (5)	S +	5.50%		10.94%	11/24/2028	5,554	5,520	5,554	1.37
Peter C. Foy & Associates Insurance Services, LLC (4) (5)	S +	5.50%		10.84%	11/1/2028	6,518	6,414	6,502	1.61
Peter C. Foy & Associates Insurance Services, LLC (4) (5)	S +	5.50%		10.84%	11/1/2028	1,794	1,765	1,789	0.44
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (6)	S +	5.50%		10.84%	11/1/2027	310	(4)	(1)	—
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (7)	S +	6.50%		11.84%	11/1/2028	99	98	99	0.02
RSC Acquisition, Inc. (4) (5)	S +	5.50%		10.98%	11/1/2029	6,973	6,881	6,938	1.71
THG Acquisition, LLC (4) (5)	S +	5.50%		10.94%	12/2/2026	5,477	5,401	5,422	1.34

Investments-non-controlled/non- affiliated(1)	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
THG Acquisition, LLC (4) (5) (6)	S +	5.75%		11.19%	12/2/2025		481	166	170	0.04
								39,680	40,245	9.93
Media: Diversified & Production
Aurelia Netherlands Midco 2 B.V. (4) (5) (8)	E +	5.75%		9.56%	5/1/2031	EUR	11,569	12,115	12,213	3.01
Circana Group, L.P. (4) (5)	S +	7.50%	(2.00% PIK)	10.85%	12/1/2028		7,030	6,861	6,925	1.71
Circana Group, L.P. (4) (5) (6)	S +	5.00%		10.34%	12/1/2027		488	308	311	0.08
								19,284	19,449	4.80
Printing and Publishing
Recorded Books Inc. (4) (5) (6)	S +	6.25%		11.60%	8/31/2028		1,160	(17)	—	—
Recorded Books Inc. (4) (5)	S +	6.25%		11.60%	9/3/2030		14,268	14,039	14,268	3.52
								14,022	14,268	3.52
Retail Stores
New Look Vision Group, Inc. (4) (5) (7) (8)	C +	5.50%		10.53%	5/26/2028	CAD	417	293	294	0.07
New Look Vision Group, Inc. (4) (5) (8)	S +	5.50%		10.98%	5/26/2028		1,293	1,237	1,248	0.31
New Look Vision Group, Inc. (4) (5) (7) (8)	C +	5.50%		10.53%	5/26/2028	CAD	801	561	565	0.14
New Look Vision Group, Inc. (4) (5) (8)	S +	6.00%	(2.00% PIK)	11.48%	5/26/2028		145	138	142	0.04
New Look Vision Group, Inc. (4) (5) (7) (8)	C +	6.00%	(2.00% PIK)	11.03%	5/26/2028	CAD	6,170	4,326	4,430	1.09
New Look Vision Group, Inc. (4) (5) (6) (8)	C +	5.50%		10.53%	5/26/2026	CAD	850	23	27	0.01
								6,578	6,706	1.66
Services: Business
Baker Tilly Advisory Group, LP (4) (5) (6)	S +	5.00%		10.34%	6/3/2030		1,828	(14)	(14)	—
Baker Tilly Advisory Group, LP (4) (5) (6)	S +	5.00%		10.34%	6/3/2031		1,662	(3)	(12)	—
Baker Tilly Advisory Group, LP (4) (5)	S +	5.00%		10.34%	6/3/2031		8,310	8,248	8,248	2.03
FR Vision Holdings, Inc. (4) (5) (6)	S +	5.50%		10.83%	1/21/2030		580	(5)	—	—
FR Vision Holdings, Inc. (4) (5) (6)	S +	5.50%		10.83%	1/20/2031		2,320	599	604	0.15
FR Vision Holdings, Inc. (4) (5)	S +	5.50%		10.83%	1/20/2031		7,180	7,111	7,180	1.77
GC Waves Holdings, Inc. (4) (5)	S +	5.25%		10.69%	8/11/2028		6,994	6,835	6,994	1.73
GC Waves Holdings, Inc. (4) (5) (6)	S +	6.00%		11.44%	8/10/2029		1,298	395	418	0.10
Geosyntec Consultants (4) (5)	S +	5.25%		10.59%	5/18/2029		464	456	464	0.11
Geosyntec Consultants (4) (5)	S +	5.25%		10.59%	5/18/2029		98	97	98	0.02
Geosyntec Consultants (4) (5) (6)	S +	5.25%		10.59%	5/18/2027		73	(1)	—	—
GI Apple Midco LLC (4) (5) (6)	S +	6.75%		12.09%	4/19/2029		1,133	224	243	0.06
GI Apple Midco LLC (4) (5)	S +	6.75%		12.09%	4/19/2030		7,373	7,243	7,447	1.84
GI Apple Midco LLC (4) (5) (6)	S +	6.75%		12.09%	4/19/2030		1,618	170	193	0.05
PT Intermediate Holdings III, LLC (4) (5) (6)	S +	4.75%		10.08%	4/9/2030		260	—	(1)	—
PT Intermediate Holdings III, LLC (4) (5)	S +	5.00%	(1.75% PIK)	10.33%	4/9/2030		12,209	12,011	12,178	3.01
Rimkus Consulting Group Inc. (4) (5) (6)	S +	5.25%		10.55%	4/1/2030		463	(3)	(3)	—
Rimkus Consulting Group Inc. (4) (5)	S +	5.25%		10.55%	4/1/2031		3,470	3,445	3,444	0.85

Investments-non-controlled/non- affiliated(1)	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Rimkus Consulting Group Inc. (4) (5) (6)	S +	5.25%		10.55%	4/1/2031		867	—	(6)	—
Speed Midco 3 S.a r.l. (4) (5) (8)	E +	4.95%		8.67%	6/5/2031	EUR	1,983	2,144	2,115	0.52
Speed Midco 3 S.a r.l. (4) (5) (8)	SN +	4.95%		10.15%	6/5/2031	GBP	491	623	617	0.15
Speed Midco 3 S.a r.l. (4) (5) (8)	S +	4.95%		10.28%	6/5/2031		7,219	7,184	7,183	1.77
STV Group, Inc. (4) (5) (6)	S +	5.00%		10.33%	3/20/2031		1,250	—	(9)	—
STV Group, Inc. (4) (5)	S +	5.00%		10.33%	3/20/2031		4,364	4,322	4,331	1.07
STV Group, Inc. (4) (5) (6)	P +	3.00%		12.50%	3/20/2030		875	54	56	0.01
								61,135	61,768	15.24
Services: Consumer
Bradyifs Holdings, LLC (4) (5) (6)	S +	6.00%		11.33%	10/31/2029		1,376	848	852	0.21
Bradyifs Holdings, LLC (4) (5)	S +	6.00%		11.33%	10/31/2029		12,455	12,340	12,455	3.07
Bradyifs Holdings, LLC (4) (5) (6)	S +	6.00%		11.33%	10/31/2029		1,060	(10)	—	—
Kleinfelder Group, Inc.(The) (4) (5)	S +	6.25%		11.59%	11/28/2025		12,499	12,416	12,499	3.09
Kleinfelder Group, Inc.(The) (4) (5) (6)	S +	6.25%		11.59%	8/4/2028		1,643	(14)	—	—
Kleinfelder Group, Inc.(The) (4) (5) (6)	S +	6.25%		11.59%	9/1/2030		2,464	—	—	—
								25,580	25,806	6.37
Technology & Electronics
Chase Intermediate, LLC (4) (5) (6)	S +	4.75%		10.07%	10/30/2028		8,667	129	65	0.02
Chase Intermediate, LLC (4) (5) (6)	S +	4.75%		10.07%	10/30/2028		433	(4)	(3)	—
Granicus, Inc. (4) (5) (6)	P +	4.25%		12.75%	1/17/2031		384	4	4	—
Granicus, Inc. (4) (5)	S +	5.75%	(2.25% PIK)	11.08%	1/17/2031		2,726	2,714	2,713	0.67
Granicus, Inc. (4) (5) (6)	S +	5.75%	(2.25% PIK)	11.08%	1/17/2031		405	—	(2)	—
								2,843	2,777	0.69

Total First Lien Debt								378,301	382,588	94.42%

Second Lien Debt
High Tech
Polaris Newco LLC (4) (5)	S +	9.00%		14.45%	6/4/2029		6,200	6,059	6,200	1.53
								6,059	6,200	1.53

Total Second Lien Debt								6,059	6,200	1.53%

Total Investments - non-controlled/non-affiliated								384,360	388,788	95.95%
Total Portfolio Investments								$384,360	$388,788	95.95%
(1)Unless otherwise indicated, issuers of debt investments held by the Company (which such term “Company” shall include the Company’s subsidiaries for purposes of this Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR ("L"), Eurolibor (“E”), or SOFR including SOFR adjustment if any, ("S"), SONIA (“SN”), CDOR ("C"), which generally resets periodically. L and S loans are typically indexed to 12 month, 6 month, 3 month or 1 month L or S rates. For each such loan, the Company has provided the interest rate in effect on the date presented.
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

Investments—non- controlled/non- affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
Associations, Inc.	2024 2nd Amendment Revolver	7/3/2028	286	—
Associations, Inc.	2024 Special Purpose Delayed Draw Term Loan	7/3/2028	357	—
Baker Tilly Advisory Group, LP	Delayed Draw Term Loan	6/3/2031	1,662	(12)
Baker Tilly Advisory Group, LP	Revolver	6/3/2030	1,828	(14)
BCPE HIPH Parent, Inc.	2023 Delayed Draw Term Loan	10/7/2030	274	(3)
Beacon Pointe Advisors, LLC	2021 Revolver	12/29/2027	627	(3)
Bradyifs Holdings, LLC	2023 Delayed Draw Term Loan	10/31/2029	524	—
Bradyifs Holdings, LLC	2023 Revolver	10/31/2029	1,060	—
Broadcast Music, Inc.	Revolver	1/2/2030	892	(4)
CentralSquare Technologies, LLC	2024 Revolver	4/11/2030	867	(7)
Chase Intermediate, LLC	2023 Delayed Draw Term Loan	10/30/2028	8,537	(64)
Chase Intermediate, LLC	2023 Revolver	10/30/2028	433	(3)
Circana Group, L.P.	2024 Revolver	12/21/2027	170	(3)
Cliffwater LLC	Revolver	10/7/2030	1,000	—
Eagan Sub, Inc.	2023 Revolver	6/1/2029	2,900	—
Evergreen IX Borrower 2023 LLC	Revolver	10/1/2029	599	—
FR Vision Holdings, Inc.	Delayed Draw Term Loan	1/20/2031	1,716	—
FR Vision Holdings, Inc.	Revolver	1/21/2030	580	—
Galway Borrower, LLC	Revolver	9/29/2028	783	(4)
Gateway US Holdings, Inc.	Revolver	9/22/2026	131	—
GC Waves Holdings, Inc.	2023 Delayed Draw Term Loan	8/10/2029	881	—
Geosyntec Consultants	Revolver	5/18/2027	73	—
GI Apple Midco LLC	Delayed Draw Term Loan	4/19/2030	1,441	14
GI Apple Midco LLC	Revolver	4/19/2029	890	—
Global Music Rights	Revolver	8/27/2029	286	(1)
Granicus, Inc.	2024 Delayed Draw Term Loan	1/17/2031	405	(2)
Granicus, Inc.	2024 Revolver	1/17/2031	378	(2)
Kaseya, Inc.	2022 Delayed Draw Term Loan	6/25/2029	136	—
Kaseya, Inc.	2022 Revolver	6/25/2029	115	—
Kleinfelder Group, Inc.(The)	2023 Delayed Draw Term Loan	9/1/2030	2,464	—
Kleinfelder Group, Inc.(The)	Revolver	8/4/2028	1,643	—
Mammoth Holdings, LLC	2023 Delayed Draw Term Loan	11/15/2030	182	—
Mammoth Holdings, LLC	2023 Revolver	11/15/2029	909	—
Mantech International CP	2024 Delayed Draw Term Loan	9/14/2029	566	—
Mantech International CP	2024 Revolver Tranche A	9/14/2028	444	—
Marcone Yellowstone Buyer, Inc.	2022 Incremental Delayed Draw Term Loan	6/23/2028	465	(7)
Medvet Associates LLC	Delayed Draw Term Loan	6/25/2031	2,000	(10)
Meridian Adhesives Group, Inc.	2022 1st Lien Delayed Draw Term Loan	9/3/2029	516	5
Model N, Inc.	2024 Delayed Draw Term Loan	6/27/2031	1,554	(8)
Model N, Inc.	2024 Revolver	6/27/2031	829	(4)
New Look Vision Group, Inc.	CAD Revolver	5/26/2026	579	(171)
Next Holdco, LLC	Delayed Draw Term Loan	11/12/2030	1,308	—
Next Holdco, LLC	Revolver	11/9/2029	491	—
Ohio Transmission Corporation	2023 Delayed Draw Term Loan	12/19/2030	1,050	—
Ohio Transmission Corporation	2023 Revolver	12/19/2028	1,000	—
PDI TA Holdings, Inc.	2024 Delayed Draw Term Loan	1/29/2031	402	(2)
PDI TA Holdings, Inc.	2024 Revolver	1/29/2031	173	(1)

Peter C. Foy & Associates Insurance Services, LLC	2021 1st Lien Revolver	11/1/2027	310		(1)
PetVet Care Centers, LLC	2023 Delayed Draw Term Loan	10/20/2030	1,396		(17)
PetVet Care Centers, LLC	2023 Revolver	11/15/2029	1,396		(17)
Poly-Wood, LLC	Delayed Draw Term Loan	3/20/2030	1,350		(14)
Poly-Wood, LLC	Revolver	3/20/2030	1,350		(14)
PT Intermediate Holdings III, LLC	2024 Delayed Draw Term Loan	4/9/2030	260		(1)
Recorded Books Inc.	2023 Revolver	8/31/2028	1,160		—
Rimkus Consulting Group Inc.	Delayed Draw Term Loan	4/1/2031	867		(7)
Rimkus Consulting Group Inc.	Revolver	4/1/2030	463		(3)
Spectrum Automotive Holdings, Corp.	2021 Revolver	6/29/2027	305		(2)
Spectrum Automotive Holdings, Corp.	2021 Delayed Draw Term Loan 1A	6/29/2028	284		(1)
STV Group, Inc.	2024 Delayed Draw Term Loan	3/20/2031	1,250		(9)
STV Group, Inc.	2024 Revolver	3/20/2030	813		(6)
THG Acquisition, LLC	2019 Revolver	12/2/2025	310		(1)
Truck-Lite Co., LLC	2024 Delayed Draw Term Loan	2/13/2031	1,156		(9)
Truck-Lite Co., LLC	2024 Revolver	2/13/2030	1,117		(8)
Wesco Group LLC	2022 USD Revolver	10/7/2027	182		(1)
Wesco Group LLC	CAD Incremental Revolver	10/16/2028	101		(28)
			60,476	—	(445)
(7)Position or portion there of unsettled as of June 30, 2024.
(8)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2024, non-qualifying assets totaled 2.57% of the Company’s total assets.
(9)As of June 30, 2024, the estimated net unrealized gain for federal tax purposes was $4.4 million based on a tax basis of $385.2 million. As of June 30, 2024, the estimated aggregate gross unrealized loss for federal income tax purposes was $0.2 million and the estimated aggregate gross unrealized gain for federal income tax purposes was $4.6 million.

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
State Street Bank & Trust Company	Euro 377,851	U.S. Dollar 404,423	7/31/2024	$826
State Street Bank & Trust Company	U.S. Dollar 6,119	Canadian Dollar 8,400	9/26/2024	(31)
State Street Bank & Trust Company	U.S. Dollar 14,316	Euro 13,300	09/26/2024	12
State Street Bank & Trust Company	U.S. Dollar 634	Great Britain Pound 500	09/26/2024	2
				$809
See accompanying notes to the financial statements.

OHA Senior Private Lending Fund (U) LLC
Schedule of Investments
December 31, 2023
(in thousands)

Investments-non-controlled/non- affiliated(1)	Reference Rate and Spread			Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated

Aerospace and Defense
Evergreen IX Borrower 2023 LLC (4) (5)	S	+	6.00%	11.35%	9/30/2030		$5,431	$5,351	$5,431	1.29%
Evergreen IX Borrower 2023 LLC (4) (5) (6)	S	+	6.00%	11.35%	10/1/2029		599	(9)	—	—
Mantech International CP (4) (5)	S	+	5.75%	11.13%	9/14/2029		3,563	3,499	3,563	0.85
Mantech International CP (4) (5) (6)	S	+	5.75%	11.16%	9/14/2029		877	296	311	0.07
Mantech International CP (4) (5) (6)	S	+	5.75%	11.13%	9/14/2028		444	(7)	—	—
Sequa Corporation (4) (5) (6)	S	+	7.00%	12.36%	11/23/2027		1,268	(52)	—	—
Sequa Corporation (4) (5)	S	+	7.00%	12.37%	11/23/2028		13,595	12,993	13,731	3.27
								22,071	23,036	5.48
Automobile
Mammoth Holdings, LLC (4) (5) (6)	S	+	5.75%	11.10%	11/15/2029		909	(9)	—	—
Mammoth Holdings, LLC (4) (5) (7)	S	+	5.75%	11.10%	11/15/2030		7,273	7,201	7,273	1.73
Mammoth Holdings, LLC (4) (5) (6)	S	+	5.75%	11.10%	11/15/2030		1,818	—	—	—
Wesco Group LLC (4) (5)	S	+	5.75%	11.23%	10/6/2028		1,795	1,760	1,759	0.42
Wesco Group LLC (4) (5) (6)	S	+	5.75%	11.23%	10/7/2027		403	(4)	(4)	—
Wesco Group LLC (4) (5)	S	+	5.75%	11.23%	10/16/2030		5,200	5,148	5,148	1.23
Wesco Group LLC (4) (5) (6)	S	+	5.75%	11.23%	10/16/2028	CAD	134	(5)	—	—
								14,091	14,176	3.38
Broadcasting and Entertainment
Global Music Rights (4) (5) (6)	S	+	5.75%	11.20%	8/27/2027		286	(3)	—	—
Global Music Rights (4) (5)	S	+	5.50%	10.95%	8/28/2028		3,150	3,116	3,150	0.75
								3,113	3,150	0.75
Capital Equipment
Ohio Transmission Corporation (4) (5) (6)	S	+	5.50%	10.86%	12/19/2028		1,000	(10)	(10)	—
Ohio Transmission Corporation (4) (5) (6)	S	+	5.50%	10.86%	12/19/2030		1,500	(15)	(15)	—
Ohio Transmission Corporation (4) (5)	S	+	5.50%	10.86%	12/19/2030		7,600	7,524	7,524	1.79
								7,499	7,499	1.79
Chemicals, Plastics and Rubber
BCPE HIPH Parent, Inc. (4) (5) (6) (7)	S	+	5.75%	11.11%	10/7/2030		1,038	702	721	0.17
BCPE HIPH Parent, Inc. (4) (5)	S	+	5.75%	11.11%	10/7/2030		3,044	2,974	3,029	0.72
Meridian Adhesives Group, Inc. (4) (5)	S	+	7.00%	12.36%	9/3/2029		13,070	12,601	13,201	3.14
Meridian Adhesives Group, Inc. (4) (5) (6)	S	+	7.00%	12.36%	9/3/2029		1,789	1,089	1,171	0.28
								17,366	18,122	4.31
Construction & Building
Groundworks, LLC (4) (5)	S	+	6.50%	11.90%	3/14/2030		11,015	10,829	11,015	2.62
Groundworks, LLC (4) (5) (6)	S	+	6.50%	11.86%	3/14/2030		781	263	266	0.06
Groundworks, LLC (4) (5) (6)	S	+	6.50%	11.90%	3/14/2029		585	(10)	—	—
								11,082	11,281	2.69

Investments-non-controlled/non- affiliated(1)	Reference Rate and Spread				Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc. (4) (5)	S	+	6.25%		11.75%	6/23/2028	673	655	666	0.16
Marcone Yellowstone Buyer, Inc. (4) (5) (6)	S	+	6.50%		12.00%	6/23/2028	465	(8)	(1)	—
Marcone Yellowstone Buyer, Inc. (4) (5)	S	+	6.50%		12.00%	6/23/2028	1,319	1,296	1,315	0.31
Marcone Yellowstone Buyer, Inc. (4) (5)	S	+	6.25%		11.75%	6/23/2028	6,870	6,692	6,801	1.62
Marcone Yellowstone Buyer, Inc. (4) (5)	S	+	6.25%		11.75%	6/23/2028	2,283	2,224	2,260	0.54
Marcone Yellowstone Buyer, Inc. (4) (5)	S	+	6.25%		11.75%	6/23/2028	3,201	3,118	3,169	0.75
								13,977	14,210	3.38
Containers, Packaging and Glass
PPC Flexible Packaging (4) (5)	S	+	6.75%		12.25%	9/30/2028	4,059	3,988	4,039	0.96
								3,988	4,039	0.96
Finance
Beacon Pointe Advisors, LLC (4) (5)	S	+	5.50%		10.86%	12/29/2028	5,958	5,907	5,958	1.42
Beacon Pointe Advisors, LLC (4) (5)	S	+	5.50%		10.86%	12/29/2028	2,337	2,316	2,337	0.56
Beacon Pointe Advisors, LLC (4) (5) (6)	S	+	5.25%		10.86%	12/29/2027	627	(5)	—	—
Beacon Pointe Advisors, LLC (4) (5) (6)	S	+	5.50%		10.86%	12/29/2028	771	189	189	0.04
Cliffwater LLC (4) (5) (7)	S	+	6.00%		11.36%	10/7/2030	6,000	5,993	6,000	1.43
Cliffwater LLC (4) (5) (6)	S	+	6.00%		11.36%	10/7/2030	1,000	(10)	—	—
Spectrum Automotive Holdings, Corp. (4) (5)	S	+	5.75%		11.22%	6/29/2028	8,105	7,896	8,004	1.91
Spectrum Automotive Holdings, Corp. (4) (5) (6)	S	+	5.75%		11.22%	6/29/2028	2,258	1,800	1,830	0.44
Spectrum Automotive Holdings, Corp. (4) (5) (6)	S	+	5.75%		11.22%	6/29/2027	305	(7)	(4)	—
								24,079	24,314	5.79
Healthcare, Education and Childcare		+
Gateway US Holdings, Inc (4) (5)	S	+	6.50%		12.00%	9/22/2026	3,235	3,192	3,195	0.76
Gateway US Holdings, Inc (4) (5) (6)	S	+	6.50%		12.00%	9/22/2026	131	(2)	(2)	—
Gateway US Holdings, Inc (4) (5)	S	+	6.50%		12.00%	9/22/2026	169	167	167	0.04
Gateway US Holdings, Inc (4) (5)	S	+	6.50%		12.00%	9/22/2026	743	725	734	0.17
Next Holdco, LLC (4) (5)	S	+	6.00%		11.37%	11/12/2030	5,101	5,026	5,101	1.21
Next Holdco, LLC (4) (5) (6)	S	+	6.00%		11.37%	11/12/2030	1,308	(19)	—	—
Next Holdco, LLC (4) (5) (6)	S		6.00%		11.37%	11/9/2029	491	(7)	—	—
PetVet Care Centers, LLC (4) (5)	S		6.00%		11.36%	11/15/2030	10,705	10,599	10,651	2.54
PetVet Care Centers, LLC (4) (5) (6)	S	+	6.00%		11.36%	11/15/2030	1,396	—	(7)	—
PetVet Care Centers, LLC (4) (5) (6)	S	+	6.00%		11.36%	11/15/2029	1,396	(14)	(7)	—
TecoStar Holdings, Inc. (4) (5)	S	+	8.50%	(4.50% PIK)	13.91%	7/6/2029	4,048	3,952	4,048	0.96
Touchstone Acquisition, Inc. (4) (5)	S	+	6.00%		11.48%	12/29/2028	10,395	10,167	10,187	2.43
								33,786	34,067	8.11
High Tech
Eagan Sub, Inc. (4) (5) (6)	S	+	7.00%		12.35%	6/1/2029	2,900	(40)	—	—
Eagan Sub, Inc. (4) (5)	S	+	7.00%		12.35%	6/3/2030	14,464	14,259	14,464	3.44
Greenway Health, LLC (4) (5)	S	+	6.00%		11.93%	4/2/2029	9,157	8,975	8,974	2.14
Kaseya, Inc. (4) (5)	S	+	6.00%	(2.50% PIK)	11.33%	6/25/2029	2,523	2,479	2,523	0.60
Kaseya, Inc. (4) (5) (6)	S	+	6.00%	(2.50% PIK)	11.33%	6/25/2029	154	7	9	—

Investments-non-controlled/non- affiliated(1)	Reference Rate and Spread				Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Kaseya, Inc. (4) (5) (6)	S	+	5.50%	(2.50% PIK)	10.84%	6/25/2029	154		36	39	0.01
									25,716	26,009	6.19
Insurance
Galway Borrower, LLC (4) (5) (6)	S	+	5.25%		5.25%	9/30/2027	908		(25)	(4)	—
Galway Borrower, LLC (4) (5)	S	+	5.25%		10.70%	9/29/2028	13,791		13,371	13,722	3.26
Higginbotham Insurance Agency, Inc. (4) (5) (6)	S	+	5.50%		10.96%	11/24/2028	11,082		7,322	7,346	1.75
Peter C. Foy & Associates Insurance Services, LLC (4) (5)	S	+	6.00%		11.47%	11/1/2028	6,552		6,437	6,486	1.54
Peter C. Foy & Associates Insurance Services, LLC (4) (5)	S	+	6.00%		11.47%	11/1/2028	1,803		1,771	1,785	0.42
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (6)	S	+	6.00%		11.47%	11/1/2027	310		(5)	(3)	—
Peter C. Foy & Associates Insurance Services, LLC (4) (5)	S	+	6.50%		11.86%	11/1/2028	100		99	99	0.02
Peter C. Foy & Associates Insurance Services, LLC (4) (5) (6)	S	+	6.50%		11.47%	11/1/2028	100		—	(1)	—
RSC Acquisition, Inc. (4) (5)	S	+	5.50%		11.00%	11/1/2029	7,008		6,898	6,938	1.65
THG Acquisition, LLC (4) (5) (6)	S	+	5.75%		11.21%	12/2/2025	481		100	106	0.03
THG Acquisition, LLC (4) (5) (6)	S		5.50%		10.96%	46358	5,969		5,206	5,228	1.24
									41,174	41,702	9.93
Media: Diversified & Production
Circana Group, L.P. (4) (5)	S	+	5.75%		11.21%	12/1/2028	7,042		6,857	6,972	1.66
Circana Group, L.P. (4) (5) (6)	S	+	5.75%		11.11%	12/1/2027	488		76	83	0.02
									6,933	7,055	1.68
Printing and Publishing
Recorded Books Inc. (4) (5)	S	+	6.25%		11.64%	8/31/2028	1,160		(19)	(6)	—
Recorded Books Inc. (4) (5) (6)	S	+	6.25%		11.64%	9/3/2030	14,340		14,096	14,268	3.40
									14,077	14,262	3.40
Retail Stores
New Look Vision Group, Inc. (4) (5) (8)	S	+	6.00%	(2.00% PIK)	11.94%	5/26/2028	143		136	139	0.03
New Look Vision Group, Inc. (4) (5) (7) (8)	C	+	4.00%	(2.00% PIK)	9.43%	5/26/2028	CAD	6,139	4,282	4,505	1.07
New Look Vision Group, Inc. (4) (5) (6) (8)	C	+	5.50%		10.43%	5/26/2026	CAD	850	(16)	(1)	—
New Look Vision Group, Inc. (4) (5) (7) (8)	C	+	5.50%		10.93%	5/26/2028	420		293	302	0.07
New Look Vision Group, Inc. (4) (5) (6) (8)	S	+	5.50%		11.00%	5/26/2028	1,300		1,238	1,235	0.29
New Look Vision Group, Inc. (4) (5) (7) (8)	C	+	5.50%		10.93%	5/26/2028	CAD	805	562	580	0.14
									6,495	6,760	1.62
Services: Business
GC Waves Holdings, Inc. (4) (5)	S	+	6.00%		11.46%	8/11/2028	7,029		6,855	6,994	1.67
GC Waves Holdings, Inc. (4) (5) (6)	S	+	6.00%		11.46%	8/11/2028	1,300		94	112	0.03
Geosyntec Consultants (4) (5)	S	+	5.25%		10.61%	5/18/2029	466		458	465	0.11
Geosyntec Consultants (4) (5) (6)	S	+	5.25%		10.61%	5/18/2029	197		95	98	0.02
Geosyntec Consultants (4) (5) (6)	S	+	5.25%		10.61%	5/18/2027	73		(1)	—	—
GI Apple Midco LLC (4) (5) (6)	S	+	6.75%		12.11%	4/19/2029	1,133		611	632	0.15
GI Apple Midco LLC (4) (5)	S	+	6.75%		12.11%	4/19/2030	7,410		7,272	7,410	1.76
GI Apple Midco LLC (4) (5) (6)	S	+	6.75%		12.11%	4/19/2030	1,619		171	178	0.04
PT Intermediate Holdings III, LLC (4) (5)	S	+	5.98%		11.47%	11/1/2028	2,622		2,576	2,609	0.62

Investments-non-controlled/non- affiliated(1)	Reference Rate and Spread			Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
PT Intermediate Holdings III, LLC (4) (5) (6)	S	+	6.50%	11.85%	11/1/2028	351	(2)	—	—
PT Intermediate Holdings III, LLC (4) (5)	S	+	6.50%	11.85%	11/1/2028	854	843	854	0.20
PT Intermediate Holdings III, LLC (4) (5)	S	+	5.98%	11.47%	11/1/2028	8,626	8,475	8,583	2.04
							27,447	27,935	6.65
Services: Consumer
Bradyifs Holdings, LLC (4) (5) (6)	S	+	6.00%	11.37%	10/31/2029	1,441	353	353	0.08
Bradyifs Holdings, LLC (4) (5)	S	+	6.00%	11.38%	10/31/2029	13,083	12,954	13,083	3.11
Bradyifs Holdings, LLC (4) (5) (6)	S	+	6.00%	11.38%	10/31/2029	1,108	(11)	—	—
Crash Champions, LLC (4) (5)	S	+	7.00%	12.36%	8/1/2029	8,148	7,986	8,230	1.96
Crash Champions, LLC (4) (5)	S	+	7.00%	12.36%	8/1/2029	1,824	1,775	1,843	0.44
Crash Champions, LLC (4) (5) (6)	S	+	5.25%	13.75%	8/1/2028	632	245	274	0.07
Crash Champions, LLC (4) (5)	S	+	7.00%	12.36%	8/1/2029	4,274	4,159	4,317	1.03
Kleinfelder Group, Inc.(The) (4) (5)	S	+	6.50%	11.63%	11/28/2025	12,562	12,452	12,563	2.99
Kleinfelder Group, Inc.(The) (4) (5) (6)	S	+	6.25%	11.63%	8/4/2028	1,643	(15)	—	—
Kleinfelder Group, Inc.(The) (4) (5) (6)	S	+	6.25%	11.63%	9/1/2030	2,464	—	—	—
							39,898	40,663	9.68
Technology & Electronics
Chase Intermediate, LLC (4) (5) (6)	S	+	5.75%	11.00%	10/30/2028	8,667	—	(87)	(0.02)
Chase Intermediate, LLC (4) (5) (6)	S	+	5.75%	11.00%	10/30/2028	433	(4)	(4)	—
							(4)	(91)	(0.02)

Total First Lien Debt							$312,788	$318,189	75.77%

Second Lien Debt
High Tech
Polaris Newco LLC (4) (5)	S	+	9.00%	14.49%	6/4/2029	6,200	6,049	6,107	1.45
							6,049	6,107	1.45

Total Second Lien Debt							$6,049	$6,107	1.45%
Total Investments—non-controlled/non-affiliated							$318,837	$324,296	77.22%
Total Portfolio Investments							$318,837	$324,296	77.22%
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

Notes to the Financial Statements
(in thousands, except per share amounts)
(Unaudited)
Note 1. Organization
OHA Senior Private Lending Fund (U) LLC (the “Company”), was formed on June 27, 2022. OHA Private Credit Advisors II, L.P. (the “Adviser”) is the investment adviser of the Company. The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940. The Company is a closed-end investment company that has filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).

The Company’s investment objective is to generate attractive risk-adjusted returns, predominately in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation with a focus on downside protection. The Company seeks to achieve its investment objective by investing primarily in the non-investment grade credit markets in North America and Europe, with a primary focus on direct lending in the United States. Subject to any restrictions imposed under the 1940 Act, any related RIC asset diversification requirements and any guidelines and limitations set forth herein, the Company’s investments are expected to primarily consist of senior secured first lien loans and unitranche loans but may include second lien loans or other assets. The Company will seek target position sizes of 2% to 5% of net asset value (“NAV”) and seek to allocate (a) greater than or equal to 80% of NAV to first lien and unitranche loans and (b) less than or equal to 20% of NAV to second lien loans. The Company’s investment mandate is structured to allow for co-investment across Oak Hill Advisors, L.P,’s (together with its affiliated investment advisors and predecessor firms, “OHA”) entire platform, based on existing SEC exemptive relief under Rule 17d-1 under the 1940 Act and any additional SEC exemptive relief obtained in the future.
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

The Investment Period commenced on the settlement date of the Company’s initial investment (January 4, 2023) and will end on the third-anniversary thereof; provided, however, that the Investment Period may be extended by up to an additional two (2) consecutive one-year periods, each subject to the approval of a majority of the outstanding Shares. Members have the right to terminate the Investment Period and, in certain circumstances, dissolve the Company, as a result of a Cause Event (as defined in the Amended and Restated Limited Liability Company Agreement of the Company (as amended or restated from time to time, the “LLC Agreement”). The Investment Period may also be suspended or terminate early if a “Key Person Event” (as defined in the LLC Agreement) occurs and is not cured. The Company has discretion as to when it calls capital from Members during the Investment Period (and under certain limited circumstances thereafter). As a result, assuming the Investment Period ends on January 4, 2026 and no extension of the term, the Company’s term will end on January 4, 2031.
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
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of June 30, 2024 and December 31, 2023, the Company did not hold any cash equivalents. As of June 30, 2024 and December 31, 2023, approximately $0.9 million and $0.8 million of the cash and cash equivalents balances were denominated in a foreign currency, respectively.
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
Non-Accrual Loans
Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of June 30, 2024 and December 31, 2023, there were no loans placed on non-accrual status.
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
•TheValuation Committee then determines fair value marks for each of the Company’s portfolio investments; and
•The Board and Audit Committee periodically review the valuation process and provide oversight in accordance with the requirements of Rule 2a-5 under the 1940 Act.
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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of June 30, 2024, the Company had $7.6 million of payables for investments purchased and had $0.1 million of receivables for investments sold. As of December 31, 2023, the Company had $0.1 million of payables for investments purchased and had $1.9 million receivables for investments sold.
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
Costs associated with the offering of Shares of the Company will be capitalized as deferred offering expenses and included as other assets on the Statement of Assets and Liabilities and amortized over a twelve-month period from incurrence. As of June 30, 2024 and December 31, 2023, all offering costs were fully amortized. For the three and six months ended June 30, 2024, the Company did not have any amortized offering costs. For the three and six months ended June 30, 2023, the Company amortized offering costs of $0.1 million and $0.2 million, respectively.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through June 30, 2024. As applicable, the Company’s prior year remains subject to examination by U.S. federal, state and local tax authorities.
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
New Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the FASB. ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its financial statements.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09")," which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact to its financial statements.
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

For the three months ended June 30, 2024 and June 30, 2023, management fees were $0.7 million and $0.4 million, respectively, of which none were waived. For the six months ended June 30, 2024 and June 30, 2023, management fees were $1.3 million and $0.7 million, respectively, of which none were waived. As of June 30, 2024 and December 31, 2023, $0.7 million and $1.0 million, respectively, remained payable related to the base management fee accrued in management fee payable on the statement of assets and liabilities.
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
For the three months ended June 30, 2024 and June 30, 2023, income based incentive fees (before waivers) were $1.3 million and $0.6 million, respectively. For the six months ended June 30, 2024 and June 30, 2023, income based incentive fees were $2.8 million and $1.1 million, respectively. As of June 30, 2024 and December 31, 2023, $2.8 million and $2.0 million related to the income based incentive fee had accrued and remained payable on the statement of assets and liabilities, respectively.
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

There were no capital gains based incentive fees for the three and six months ended June 30, 2024 and June 30, 2023. As of June 30, 2024 and December 31, 2023, $0.0 million and $1.2 million, respectively, remained payable related to the capital gains based incentive fee accrued in capital gains incentive fee payable on the statement of assets and liabilities.
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
For the three months ended June 30, 2024 and June 30, 2023, there were $0.1 million and $0.0 million, respectively, in expenses related to the Administrator that were included in other general and administrative expenses on the statements of operations and the payable included in accrued expenses and other liabilities in the statements of assets and liabilities. For the six months ended June 30, 2024 and June 30, 2023, there were $0.3 million and $0.0 million, respectively, in expenses related to the Administrator.

The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. For the three months ended June 30, 2024 and June 30, 2023, the Company incurred expenses related to the sub-administrator of $0.0 million and $0.1 million, respectively, which is included in administrative service expenses on the statements of operations and the payable included in accrued expenses and other liabilities in the statements of assets and liabilities. For the six months ended June 30, 2024 and June 30, 2023, there were $0.1 million and

$0.2 million, respectively, in expenses related to the sub-administrator. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value

First lien debt	$378,301	$382,588	98.4%	$312,788	$318,189	98.1%
Second lien debt	6,059	6,200	1.6	6,049	6,107	1.9
Total investments	$384,360	$388,788	100.0%	$318,837	$324,296	100.0%
The industry composition of investments based on fair value as of June 30, 2024 and December 31, 2023 were as follows:

June 30, 2024
Services: Business	15.9%
Healthcare, Education and Childcare	12.7
High Tech	10.7
Insurance	10.4
Finance	6.7
Services: Consumer	6.6
Consumer Goods: Durable	5.4
Media: Diversified & Production	5.0
Capital Equipment	4.8
Chemicals, Plastics and Rubber	4.7
Automobile	4.1
Printing and Publishing	3.7
Aerospace and Defense	2.4
Broadcasting and Entertainment	2.1
Retail Stores	1.7
Buildings and Real Estate	1.4
Containers, Packaging and Glass	1.0
Technology & Electronics	0.7
Total	100.0%

December 31, 2023
Insurance	12.9%
Services: Consumer	12.5
Healthcare, Education and Childcare	10.4
High Tech	9.9
Services: Business	8.6
Finance	7.5
Aerospace and Defense	7.1
Chemicals, Plastics and Rubber	5.6
Printing and Publishing	4.4
Consumer Goods: Durable	4.4
Automobile	4.4
Construction & Building	3.5
Capital Equipment	2.3
Media: Diversified & Production	2.2
Retail Stores	2.1
Containers, Packaging and Glass	1.2
Broadcasting and Entertainment	1.0
Technology & Electronics	—
Total	100.0%
The geographic composition of investments at cost and fair value as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$362,900	$367,137	94.4%	90.6%
Germany	12,115	12,213	3.2	3.0
Canada	6,578	6,706	1.7	1.7
Switzerland	2,767	2,732	0.7	0.7
Total	$384,360	$388,788	100.0%	96.0%

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$312,342	$317,536	97.9%	75.6%
Canada	6,495	6,760	2.1	1.6
Total	$318,837	$324,296	100.0%	77.2%

Note 5. Fair Value of Investments
The following table presents the fair value hierarchy of investments as of June 30, 2024 and December 31, 2023, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	June 30, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$382,588	$382,588
Second Lien Debt	—	—	6,200	6,200
Total investments	$—	$—	$388,788	$388,788

	December 31, 2023
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$318,189	$318,189
Second Lien Debt	—	—	6,107	6,107
Total investments	$—	$—	$324,296	$324,296
The following table presents the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2024 and June 30, 2023:

	Three Months Ended
	June 30, 2024
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$317,236	6,200	323,436
Purchases of investments	68,054	—	68,054
Proceeds from principal repayments and sales of investments	(2,768)	—	(2,768)
Accretion of discount/amortization of premium	273	5	278
Net realized gain (loss)	4	—	4
Net change in unrealized appreciation (depreciation)	(211)	(5)	(216)
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Fair value, end of period	$382,588	$6,200	$388,788
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2024	$399	$(5)	$394

	Three Months Ended
	June 30, 2023
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$185,897	—	185,897
Purchases of investments	16,194	—	16,194
Proceeds from principal repayments and sales of investments	(1,558)	—	(1,558)
Accretion of discount/amortization of premium	206	—	206
Net realized gain (loss)	70	—	70
Net change in unrealized appreciation (depreciation)	1,246	—	1,246
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Fair value, end of period	$202,055	$	$202,055
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2023	$1,246	$—	$1,246
(1)For the three months ended June 30, 2024 and June 30, 2023, there were no transfers into or out of Level 3.

The following table presents the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2024 and June 30, 2023:

	Six Months Ended
	June 30, 2024
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$318,189	6,107	324,296
Purchases of investments	117,311	—	117,311
Proceeds from principal repayments and sales of investments	(53,561)	—	(53,561)
Accretion of discount/amortization of premium	1,659	10	1,669
Net realized gain (loss)	104	—	104
Net change in unrealized appreciation (depreciation)	(1,114)	83	(1,031)
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Fair value, end of period	$382,588	$6,200	$388,788
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2024	$755	$83	$839

	Six Months Ended
	June 30, 2023
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$149,586	—	149,586
Purchases of investments	63,041	—	63,041
Proceeds from principal repayments and sales of investments	(11,638)	—	(11,638)
Accretion of discount/amortization of premium	428	—	428
Net realized gain (loss)	81	—	81
Net change in unrealized appreciation (depreciation)	557	—	557
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Fair value, end of period	$202,055	$	$202,055
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2023	$557	$—	$557
(1)For the six months ended June 30, 2024 and June 30, 2023, there no transfers into or out of Level 3.

Significant Unobservable Inputs
In accordance with ASC Topic 820, the following table provides quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2024 and December 31, 2023.  The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2024
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)
Assets:
First lien debt	$348,936	Discounted cash flow	Comparative Yields	8.4% - 14.3% (9.9%)
First lien debt	33,652	Precedent Transaction	Transaction Price	N/A
Total first lien debt	382,588
Second lien debt	6,200	Discounted cash flow	Comparative Yields	13.1%
Total investments	$388,788

	December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)
Assets:
First lien debt	$294,813	Discounted cash flow	Comparative Yields	8.9% - 11.7% (9.9%)
First lien debt	23,376	Precedent Transaction	Transaction Price	N/A
Total first lien debt	318,189
Second lien debt	6,107	Discounted cash flow	Comparative Yields	13.1%
Total investments	$324,296
(1)Weighted averages are calculated based on fair value of investments.
The Company used the income approach to determine the fair value of certain Level 3 assets as of June 30, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach is the comparative yield and discount rate. The comparative yield and discount rate is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value.
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

The Company may enter into forward currency exchange contracts to reduce the exposure to foreign currency exchange rate fluctuations of the Company and its Members, as described in Note 2. The fair value of derivative contracts open as of June 30, 2024 and December 31, 2023 is included on the schedules of investments by contract. The Company had $5.6 million collateral receivable as of June 30, 2024 and had $17.6 million collateral payable as of December 31, 2023. Collateral amounts posted are included in collateral on forward currency exchange contracts on the statements of assets and liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the statements of assets and liabilities.

For the three months ended June 30, 2024 and June 30, 2023, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $421.4 million and $230.2 million, respectively. For the six months ended June 30, 2024 and June 30, 2023, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $423.0 million and $221.4 million, respectively.
The following table presents both gross and net information about derivative instruments eligible for offset in the Statements of Assets and Liabilities.

June 30, 2024
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$809	$—	$809	$—	$809

December 31, 2023
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$—	$(2,454)	$(2,454)	$—	$(2,454)
(1)Amount excludes excess cash collateral paid.
(2)Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual set off rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.

The effect of transactions in derivative instruments on the Statements of Operations for the three months ended June 30, 2024 and June 30, 2023 were as follows:

	Three Months Ended
	June 30, 2024	June 30, 2023
Realized gain (loss) on foreign currency forward contracts	$(4,888)	$(2,011)
Net change in unrealized gain (loss) on foreign currency forward contracts	1,478	(587)
Total net realized and unrealized gain (loss) on foreign currency forward contracts	$(3,410)	$(2,598)
The effect of transactions in derivative instruments on the Statements of Operations for the six months ended June 30, 2024 and June 30, 2023 were as follows:

	Six Months Ended
	June 30, 2024	June 30, 2023
Realized gain (loss) on foreign currency forward contracts	$(18,404)	$2,079
Net change in unrealized gain (loss) on foreign currency forward contracts	3,263	(663)
Total net realized and unrealized gain (loss) on foreign currency forward contracts	$(15,141)	$1,416

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
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2024 and December 31, 2023, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	June 30, 2024	December 31, 2023
Unfunded delayed draw commitments	$33,003	$29,405
Unfunded revolving commitments	27,473	20,442
Total unfunded commitments	$60,476	$49,847
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2024, management is not aware of any pending or threatened material litigation.
Investor Commitments
As of June 30, 2024, the Company had $562.3 million in total capital commitments from investors, $162.9 million of which was undrawn. As of December 31, 2023, the Company had $552.0 million in total capital commitments from investors, $152.6 million of which was undrawn.

Note 8.  Net Assets
Subscriptions and Drawdowns
As of June 30, 2024 and December 31, 2023, the Company had 38,954,613 and 38,954,613 Shares issued and outstanding, respectively, with a par value of $0.01 per Share. The Company has entered into subscription agreements with investors providing for the private placement of the Company’s Shares. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their respective capital commitment on an as-needed basis each time the Adviser delivers a drawdown notice to such investors.
The following table summarizes capital activity for the three months ended June 30, 2024:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	38,954,613	$390	$398,535	$9,102	$(1,359)	$3,975	$410,643
Common Shares issued	—	—	—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	9,239	—	—	9,239
Net realized gain (loss)	—	—	—	—	(6,170)	—	(6,170)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(216)	(216)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	1,478	1,478
Distributions declared	—	—	—	(9,769)	—	—	(9,769)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance end of period	38,954,613	$390	$398,535	$8,572	$(7,529)	$5,237	$405,205

The following table summarizes capital activity for the three months ended June 30, 2023:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	21,052,258	$211	$210,948	$3,761	$2,193	$43	$217,156
Common Shares issued	1,213,781	12	12,380	—	—	—	12,392
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	4,385	—	—	4,385
Net realized gain (loss)	—	—	—	—	273	—	273
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	1,246	1,246
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(587)	(587)
Distributions declared	—	—	—	(3,222)	—	—	(3,222)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—		—	—	—
Balance end of period	22,266,039	$223	$223,328	$4,924	$2,466	$702	$231,643

The following table summarizes capital activity for the six months ended June 30, 2024:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	38,954,613	$390	$398,535	$6,522	$11,561	$3,005	$420,013
Common Shares issued	—	—	$—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	19,444	—	—	19,444
Net realized gain (loss)	—	—	—	—	(19,090)	—	(19,090)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(1,031)	(1,031)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	3,263	3,263
Distributions declared	—	—	—	(17,394)	—	—	(17,394)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance end of period	38,954,613	$390	$398,535	$8,572	$(7,529)	$5,237	$405,205

The following table summarizes capital activity for the six months ended June 30, 2023:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	18,648,373	$186	$186,232	$539	$—	$808	$187,765
Common Shares issued	3,617,666	37	37,096	—	—	—	37,133
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	7,607	—	—	7,607
Net realized gain (loss)	—	—	—	—	2,466	—	2,466
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	557	557
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(663)	(663)
Distributions declared	—	—	—	(3,222)	—	—	(3,222)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance end of period	22,266,039	$223	$223,328	$4,924	$2,466	$702	$231,643

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared for the six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 6, 2024	March 6, 2024	March 22, 2024	$0.20	7,625
May 2, 2024	May 8, 2024	May 22, 2024	$0.25	9,769
Total				$17,394

The following table summarizes distributions declared during six months ended June 30, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
June 2, 2023	June 6, 2023	June 8, 2023	$0.15	$3,222
Total				$3,222

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

Note 9. Financial Highlights

The following are financial highlights for Shares outstanding for the six months ended June 30, 2024 and June 30, 2023:

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Per share data:(1)
Net asset value, beginning of period	$10.78	$10.07
Net investment income (loss)	0.50	0.37
Net realized and unrealized gains (losses) (2)	(0.43)	0.11
Net increase (decrease) in net assets resulting from operations	0.07	0.48
Shareholder distributions from income (3)	(0.45)	(0.15)
Net asset value, end of period	$10.40	$10.40

Total Return (4)	(3.51)%	3.28%

Ratios and supplemental data:
Net assets, end of period	$405,205	$231,643

Portfolio turnover rate(5)	22.56%	6.45%
Ratio of expenses before management and incentive fees to average net assets(6)	0.61%	1.41%
Ratio of expenses after management and incentive fees before waivers to average net assets(6)	2.63%	3.08%
Ratio of expenses after waivers to average net assets(6)	2.63%	3.08%
Net investment income (loss) to average net assets before waivers(6)	9.50%	7.15%
Net investment income (loss) to average net assets after waivers(6)	9.50%	7.15%
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
(4)Total return based on net asset value (not annualized) calculated as the change in net asset value per Share during the respective periods.
(5)Portfolio turnover rate is calculated using the lesser of year-to-date sales and year-to-date purchases over the average of the investments assets at fair value for the years reported.
(6)Annualized.

Note 10. Subsequent Events
The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. Other than as disclosed below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the financial statements as of and for the six months ended June 30, 2024.

On June 28, 2024, the Company entered into a subscription agreement with an institutional investor pursuant to a private placement of the Company’s Shares. On July 3, 2024, the Company called capital of $20.4 million, and proceeds were received on July 11, 2024.

On July 30, 2024, the Company declared a distribution of $0.24 per Share, all of which is payable on August 16, 2024 to Members of record as of June 28, 2024.
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
Revenues

We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. As of June 30, 2024, 99.5% of our debt investments based on fair value in our portfolio were at floating rates. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.
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
Portfolio and Investment Activity
As of June 30, 2024 and December 31, 2023, based on fair value, our portfolio consisted of 98.4% and 98.1% first lien debt investments, respectively, and 1.6% and 1.9% second lien debt investments, respectively.
As of June 30, 2024 and December 31, 2023, we had investments in 53 and 40 portfolio companies with an aggregate fair value of approximately $388.8 million and $324.3 million, respectively.

Our investment activity for the three months ended June 30, 2024 and June 30, 2023 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Three Months Ended
	June 30, 2024	June 30, 2023
Total investments, beginning of period	318,792	186,464
New investments purchased(1)	68,054	16,194
Net accretion of discount on investments	278	206
Net realized gain (loss) on investments	4	70
Investments sold or repaid	(2,768)	(1,558)
Total investments, end of period	$384,360	$201,376
(1) Purchases include PIK interest, if applicable.
Our investment activity for the six months ended June 30, 2024 and June 30, 2023 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Total investments, beginning of period	$318,837	$149,464
New investments purchased(1)	117,311	63,041
Net accretion of discount on investments	1,669	428
Net realized gain (loss) on investments	104	81
Investments sold or repaid	(53,561)	(11,638)
Total investments, end of period	$384,360	$201,376
(1) Purchases include PIK interest, if applicable.

The following table presents certain selected information regarding our investment portfolio:

	As of
	June 30, 2024	December 31, 2023
Weighted average yield on debt and income producing investments, at amortized cost (1)	12.2%	12.7%
Weighted average yield on debt and income producing investments, at fair value (1)	12.1%	12.5%
Number of portfolio companies	53	40
Weighted average EBITDA (2)	$243.0	$202.0
Average loan-to-value (LTV) (3)	44.2%	41.0%
Percentage of debt investments bearing a floating rate, at fair value	99.5%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	0.5%	—%
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
Our investments consisted of the following:

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien debt	$378,301	$382,588	$312,788	$318,189
Second lien debt	6,059	6,200	6,049	6,107
Total investments	$384,360	$388,788	$318,837	$324,296
As of June 30, 2024 and December 31, 2023 there were no investments on non-accrual status.
The table below describes investments by industry composition based on fair value as of June 30, 2024 and December 31, 2023:

June 30, 2024
Services: Business	15.9%
Healthcare, Education and Childcare	12.7
High Tech	10.7
Insurance	10.4
Finance	6.7
Services: Consumer	6.6
Consumer Goods: Durable	5.4
Media: Diversified & Production	5.0
Capital Equipment	4.8
Chemicals, Plastics and Rubber	4.7
Automobile	4.1
Printing and Publishing	3.7
Aerospace and Defense	2.4
Broadcasting and Entertainment	2.1
Retail Stores	1.7
Buildings and Real Estate	1.4
Containers, Packaging and Glass	1.0
Technology & Electronics	0.7
Total	100.0%

December 31, 2023
Insurance	12.9%
Services: Consumer	12.5
Healthcare, Education and Childcare	10.4
High Tech	9.9
Services: Business	8.6
Finance	7.5
Aerospace and Defense	7.1
Chemicals, Plastics and Rubber	5.6
Printing and Publishing	4.4
Consumer Goods: Durable	4.4
Automobile	4.4
Construction & Building	3.5
Capital Equipment	2.3
Media: Diversified & Production	2.2
Retail Stores	2.1
Containers, Packaging and Glass	1.2
Broadcasting and Entertainment	1.0
Technology & Electronics	—
Total	100.0%

The tables below describes investments by geographic composition based on fair value as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$362,900	$367,137	94.4%	90.6%
Germany	12,115	12,213	3.2	3.0
Canada	6,578	6,706	1.7	1.7
Switzerland	2,767	2,732	0.7	0.7
Total	$384,360	$388,788	100.0%	96.0%

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$312,342	$317,536	97.9%	75.6%
Canada	6,495	6,760	2.1	1.6
Total	$318,837	$324,296	100.0%	77.2%
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

The below table summarizes the Risk Ratings as of June 30, 2024:

	June 30, 2024		December 31, 2023
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Risk Rating 1	$132,459	34.1%	$56,878	17.6%
Risk Rating 2	225,457	58.0	257,231	79.3
Risk Rating 3	30,872	7.9	10,187	3.1
Risk Rating 4	—	—	—	—
Risk Rating 5	—	—	—	—
Total investments	$388,788	100.0%	$324,296	100.0%
The weighted average Risk Rating of our debt investment portfolio was 1.74 and there were no debt investments assigned a Risk Rating of 4 or 5 as of June 30, 2024.

Results of Operations
The following table represents the operating results:

	For the Three Months Ended
	June 30, 2024	June 30, 2023
Total investment income	$11,530	$6,229
Net expenses	$2,291	1,844
Net investment income (loss)	9,239	4,385
Net realized gain (loss)	(6,170)	273
Net unrealized appreciation (depreciation)	1,262	659
Net increase (decrease) in net assets resulting from operations	$4,331	$5,317

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Total investment income	$24,821	$10,882
Net expenses	5,377	3,275
Net investment income (loss)	19,444	7,607
Net realized gain (loss)	(19,090)	2,466
Net unrealized appreciation (depreciation)	2,232	(106)
Net increase (decrease) in net assets resulting from operations	$2,586	$9,967
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment Income
Investment income was as follows:

	For the Three Months Ended
	June 30, 2024	June 30, 2023
Interest income	$10,882	$5,895
Other income	648	334
Total investment income	$11,530	$6,229

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Interest income	$22,976	$10,031
Other income	1,845	851
Total investment income	$24,821	$10,882

For the three months ended June 30, 2024 and June 30, 2023, total investment income was approximately $11.5 million and $6.2 million, respectively. For the six months ended June 30, 2024 and June 30, 2023, total investment income was approximately $24.8 million and $10.9 million, respectively. The size of our investment portfolio at fair value was approximately $388.8 million and $202.1 million, respectively. Our weighted average yield on debt and income producing investments at fair value was 12.1% and 12.7%, respectively.
Expenses
Expenses were as follows:

	For the Three Months Ended
	June 30, 2024	June 30, 2023
Management fees	$665	$354
Income incentive fee	1,320	644
Professional fees	182	161
Board of Managers fees	52	52
Administrative services expenses	4	101
Amortization of offering costs	—	104
Other general & administrative	68	428
Total expenses before fee waivers and taxes	2,291	1,844
Incentive fee waiver	—	—
Excise tax	—	—
Total expenses, net of fee waivers	$2,291	$1,844

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Management fees	$1,342	$683
Income incentive fee	2,778	1,087
Professional fees	364	554
Board of Managers fees	105	105
Administrative services expenses	119	201
Amortization of offering costs	—	208
Other general & administrative	598	437
Total expenses before fee waivers and taxes	5,306	3,275
Incentive fee waiver	—	—
Excise tax	71	—
Total expenses, net of fee waivers	$5,377	$3,275
Management Fees
For the three months ended June 30, 2024 and June 30, 2023, management fees were approximately $0.7 million and $0.4 million, respectively, and as of June 30, 2024 and December 31, 2023, $0.7 million and $1.0 million, respectively, remained payable. For the six months ended June 30, 2024 and June 30, 2023, management fees were approximately $1.3 million and $0.7 million, respectively. Management fees are payable monthly in arrears at an annual rate of 0.65% of the value of our net assets as of the beginning of the first calendar day of the applicable month.

Income Based Incentive Fees

For the three months ended June 30, 2024 and June 30, 2023, income based incentive fees were approximately $1.3 million and $0.6 million, respectively, before incentive fees waivers. For the three months ended June 30, 2024 and June 30, 2023, the Adviser waived $0.0 million and $0.0 million in income incentive fees in accordance with the annual Operating Expense Cap (as defined in Note 2).

For the six months ended June 30, 2024 and June 30, 2023, income based incentive fees were approximately $2.8 million and $1.1 million, respectively, before incentive fees waivers. For the six months ended June 30, 2024 and June 30, 2023, the Adviser waived $0.0 million and $0.0 million in income incentive fees in accordance with the annual Operating Expense Cap (as defined in Note 2). As of June 30, 2024 and December 31, 2023, approximately $2.8 million and $2.0 million, respectively, of income based incentive fees remained payable.
Capital Gains Incentive Fees
For the three and six months ended June 30, 2024 and June 30, 2023, the Company incurred no capital gains incentive fees. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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
Total other expenses were approximately $0.3 million and $0.8 million for the three months ended June 30, 2024 and June 30, 2023, primarily comprised of approximately $0.2 million and $0.2 million of professional fees (including legal, audit, and tax) and approximately $0.1 million and $0.4 million of other general and administrative expenses (including insurance, research, and other allocated costs), respectively.

Total other expenses were approximately $1.2 million and $1.5 million for the six months ended June 30, 2024 and June 30, 2023, primarily comprised of approximately $0.4 million and $0.6 million of professional fees (including legal, audit, and tax) and approximately $0.6 million and $0.4 million of other general and administrative expenses (including insurance, research, and other allocated costs), respectively.
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

For the three months ended June 30, 2024 and June 30, 2023, we incurred no U.S. federal excise tax. For the six months ended June 30, 2024, we incurred $0.1 million of U.S. federal excise tax. For the six months ended June 30, 2023 we incurred no U.S. federal excise tax.

Net Realized Gain (Loss)
The realized gains and losses were comprised of the following:

	For the Three Months Ended
	June 30, 2024	June 30, 2023
Net realized gain (loss) on investments	$4	$70
Net realized gain (loss) on foreign currency transactions	(1,286)	2,214
Net realized gain (loss) on foreign currency forward contracts	(4,888)	(2,011)
Net realized gain (loss)	$(6,170)	$273

For the three months ended June 30, 2024 and June 30, 2023, we generated a net realized loss of approximately $6.2 million and a net realized gain of $0.3 million, respectively, which was primarily comprised of realized activity on foreign currency forward contracts and foreign currency transactions during these periods. For the three months ended June 30, 2024 and June 30, 2023, the net realized movement on foreign currency forward contracts were mainly due to EUR forward contracts.

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Net realized gain (loss) on investments	$104	$81
Net realized gain (loss) on foreign currency transactions	(790)	306
Net realized gain (loss) on foreign currency forward contracts	(18,404)	2,079
Net realized gain (loss)	$(19,090)	$2,466

For the six months ended June 30, 2024 and June 30, 2023, we generated a net realized loss of approximately $19.1 million and a net realized gain of $2.5 million, respectively, which was primarily comprised of realized activity on foreign currency forward contracts and foreign currency transactions during these periods. For the six months ended June 30, 2024 and June 30, 2023, the net realized movement on foreign currency forward contracts were mainly due to EUR forward contracts.

Net Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following:

	For the Three Months Ended
	June 30, 2024	June 30, 2023
Net change in unrealized gain (loss) on investments	$(216)	$1,246
Net change in unrealized gain (loss) on foreign currency forward contracts	1,478	(587)
Net change in unrealized appreciation (depreciation)	$1,262	$659
For the three months ended June 30, 2024, net unrealized gains were driven by unrealized gains on the foreign currency forward contracts partially offset by net unrealized losses on investments which were primarily due to reversals of unrealized gains recorded in prior periods and negative valuation adjustments. For the three months ended June 30, 2023, net unrealized gains were driven by unrealized gains on investments due to positive valuation adjustments partially offset by unrealized losses on foreign currency forward contracts.

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Net change in unrealized gain (loss) on investments	$(1,031)	$557
Net change in unrealized gain (loss) on foreign currency forward contracts	3,263	(663)
Net change in unrealized appreciation (depreciation)	$2,232	$(106)
For the six months ended June 30, 2024, net unrealized gains were primarily due appreciation on the foreign currency forward contracts partially offset by unrealized losses on investments due to negative valuation adjustments. For the six months ended June 30, 2023, net unrealized losses were driven by unrealized losses on foreign currency forward contracts offset by unrealized gains on investments driven by increases in valuation adjustments.
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
There were no outstanding borrowings as of June 30, 2024 and December 31, 2023. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.
As of June 30, 2024, cash taken together with our uncalled capital commitments of $162.9 million, is expected to be sufficient for our investing activities and to conduct our operations.

As of June 30, 2024, we had approximately $19.3 million in cash. During the six months ended June 30, 2024, we used approximately $79.8 million in cash for operating activities, primarily due to investment purchases of $117.0 million partially offset by sales and principal repayments of $53.6 million. Cash used in financing activities was approximately $18.2 million during the six months ended June 30, 2024, which was primarily due to $17.4 million of distributions paid.
As of June 30, 2023, we had approximately $33.0 million in cash. During the six months ended June 30, 2023, we used $188.3 million in cash for operating activities, primarily due to a decrease in investments payable of $149.5 million and investment purchases of $63.0 million, offset by sales and principal repayments of $11.6 million. Cash provided by financing activities was $33.9 million during the period, which was primarily the result of proceeds from the issuance of additional shares.
Equity
Subscriptions and Drawdowns

As of June 30, 2024 and December 31, 2023, we had 38,954,613 and 38,954,613, respectively, of Shares issued and outstanding with a par value of $0.01 per Share.
We have entered into subscription agreements with investors providing for the private placement of our Shares. Under the terms of the subscription agreements, each investor is required to fund drawdowns to purchase our Shares up to the amount of their respective Capital Commitment on an as-needed basis each time our Adviser delivers a capital call notice to such investor.
The following table summarizes capital activity during the three months ended June 30, 2024:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	38,954,613	$390	$398,535	$9,102	$(1,359)	$3,975	$410,643
Common Shares issued	—	—	—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	9,239	—	—	9,239
Net realized gain (loss)	—	—	—	—	(6,170)	—	(6,170)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(216)	(216)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	1,478	1,478
Distributions declared	—	—	—	(9,769)	—	—	(9,769)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance end of period	38,954,613	$390	$398,535	$8,572	$(7,529)	$5,237	$405,205
The following table summarizes capital activity during the three months ended June 30, 2023:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	21,052,258	$211	$210,948	$3,761	$2,193	$43	$217,156
Common Shares issued	1,213,781	12	12,380	—	—	—	12,392
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	4,385	—	—	4,385
Net realized gain (loss)	—	—	—	—	273	—	273
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	1,246	1,246
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(587)	(587)
Distributions declared	—	—	—	(3,222)	—	—	(3,222)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—		—	—	—
Balance end of period	22,266,039	$223	$223,328	$4,924	$2,466	$702	$231,643

The following table summarizes capital activity during the six months ended June 30, 2024:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	38,954,613	$390	$398,535	$6,522	$11,561	$3,005	$420,013
Common Shares issued	—	—	—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	19,444	—	—	19,444
Net realized gain (loss)	—	—	—	—	(19,090)	—	(19,090)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(1,031)	(1,031)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	3,263	3,263
Distributions declared	—	—	—	(17,394)	—	—	(17,394)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance end of period	38,954,613	$390	$398,535	$8,572	$(7,529)	$5,237	$405,205

The following table summarizes capital activity during the six months ended June 30, 2023:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	18,648,373	$186	$186,232	$539	$—	$808	$187,765
Common Shares issued	3,617,666	37	37,096	—	—	—	37,133
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	7,607	—	—	7,607
Net realized gain (loss)	—	—	—	—	2,466	—	2,466
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	557	557
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(663)	(663)
Distributions declared	—	—	—	(3,222)	—	—	(3,222)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance end of period	22,266,039	$223	$223,328	$4,924	$2,466	$702	$231,643

During the three and six months ended June 30, 2024, the Company did not receive proceeds relating to capital drawdowns.

Distributions

We expect to pay quarterly distributions. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 6, 2024	March 6, 2024	March 22, 2024	$0.20	$7,625
May 2, 2024	May 8, 2024	May 22, 2024	$0.25	9,769
Total				$17,394

The following table summarizes distributions declared during the six months ended June 30, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
June 2, 2023	June 6, 2023	June 8, 2023	$0.15	$3,222
Total				$3,222

Off-Balance Sheet Arrangements
Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2024 and December 31, 2023, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	June 30, 2024	December 31, 2023
Unfunded delayed draw commitments	$33,003	$29,405
Unfunded revolving commitments	27,473	20,442
Total unfunded commitments	$60,476	$49,847
Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2024, management was not aware of any pending or threatened litigation.
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
Recent Developments

On June 28, 2024, the Company entered into a subscription agreement with an institutional investor pursuant to a private placement of the Company’s Shares. On July 3, 2024, the Company called capital of $20.4 million, and proceeds were received on July 11, 2024.

On July 30, 2024, the Company declared a distribution of $0.24 per Share, all of which is payable on August 16, 2024 to Members of record as of June 28, 2024.

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
As of June 30, 2024, 99.5% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Statements of Assets and Liabilities as of June 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	June 30, 2024
Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$12,392	$—	$12,392
Up 200 basis points	$8,261	$—	$8,261
Up 100 basis points	$4,131	$—	$4,131
Down 100 basis points	$(4,131)	$—	$(4,131)
Down 200 basis points	$(8,261)	$—	$(8,261)
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

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2024, management is not aware of any pending or threatened material litigation.
Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2024 to the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2023.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Sales of Unregistered Securities and Use of Proceeds

Refer to “Item 1. Financial Statements—Notes to the Financial Statements—Note 8. Net Assets—Subscriptions and Drawdowns” in this Quarterly Report for the issuance of our Shares for the six months ended June 30, 2024 and proceeds received in connection with such issuances. Such issuances, if any, were part of our private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.    Defaults Upon Senior Securities

None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information

During the fiscal quarter ended June 30, 2024, none of the Board members or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.    Exhibits

Exhibit Number	Description of Exhibits
3.1	Amended and Restated LLC Agreement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
3.2	First Amendment to the Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56496)
10.1	Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
10.2	Administration Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
10.4	Custody Agreements (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OHA SENIOR PRIVATE LENDING FUND (U) LLC

Date: August 7, 2024	/s/ Eric Muller
Eric Muller
Chief Executive Officer

Date: August 7, 2024	/s/ Gerard Waldt
Gerard Waldt
Chief Financial Officer