Form 10-Q
period 2024-09-30
OHA Senior Private Lending Fund (U) LLC
filed 2024-11-07
CIK 1955010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
Form 10-Q
____________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

As of September 30, 2024, there was no established public market for the registrant’s common shares of beneficial interest. The number of the registrant’s common shares, $0.01 par value per share, outstanding as of November 7, 2024 was 44,724,135.

OHA SENIOR PRIVATE LENDING FUND (U) LLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about OHA Senior Private Lending Fund (U) LLC (the “Company”, “we”, “us” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “will,” “would,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report on Form 10-Q are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed in Item 1A entitled “Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 or in other reports we may file with the Securities and Exchange Commission (the “SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, risks associated with possible disruption due to terrorism in our operations or the economy generally, the impact of geo-political conditions, including revolution, insurgency, terrorism or war and future changes in laws or regulations and conditions in our operating areas.
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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
OHA Senior Private Lending Fund (U) LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	As of
	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments (cost of $423,851 and $318,837 at September 30, 2024 and December 31, 2023, respectively)	$428,463	$324,296
Cash and cash equivalents	53,969	117,255
Collateral receivable on forward currency exchange contracts	80	—
Interest receivable	4,353	1,937
Receivable for investments sold	77	1,902
Total assets	$486,942	$445,390

LIABILITIES
Payable for investments purchased	—	74
Collateral payable on forward currency exchange contracts	—	17,590
Management fees payable	684	1,015
Income incentive fee payable	4,216	2,032
Capital gains incentive fee payable	—	1,183
Unrealized depreciation on foreign currency forward contracts	515	2,454
Accrued expenses and other liabilities	1,002	1,029
Total liabilities	$6,417	$25,377

Commitments and contingencies (Note 7)

NET ASSETS
Common shares, $0.01 par value (44,724,135 and 38,954,613 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	447	390
Additional paid in capital	459,356	398,535
Distributable earnings (loss)	20,722	21,088
Total net assets	$480,525	$420,013
Total liabilities and net assets	$486,942	$445,390
Net asset value per share	$10.74	$10.78
See accompanying notes to the consolidated financial statements.

OHA Senior Private Lending Fund (U) LLC
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$12,379	$7,022	$35,355	$17,053
Other income	587	461	2,432	1,312
Total investment income	12,966	7,483	37,787	18,365

Expenses:
Management fees	684	400	2,026	1,083
Income incentive fee	1,438	809	4,216	1,896
Professional fees	182	160	546	714
Board of Managers fees	53	52	158	157
Administrative service expenses	129	75	248	276
Other general & administrative	414	261	1,012	698
Amortization of deferred offering costs	—	104	—	312
Total expenses	2,900	1,861	8,206	5,136
Total investment income before taxes	10,066	5,622	29,581	13,229
Excise tax expense	—	—	71	—
Net investment income	10,066	5,622	29,510	13,229

Realized and unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	56	80	160	161
Foreign currency transactions	260	(1,926)	(530)	(1,620)
Foreign currency forward contracts	14,550	(8,470)	(3,854)	(6,391)
Net realized gain (loss)	14,866	(10,316)	(4,224)	(7,850)

Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	183	2,666	(848)	3,223
Foreign currency forward contracts	(1,324)	1,882	1,939	1,219
Net unrealized appreciation (depreciation)	(1,141)	4,548	1,091	4,442
Net realized and unrealized gain (loss)	13,725	(5,768)	(3,133)	(3,408)
Net increase (decrease) in net assets resulting from operations	$23,791	$(146)	$26,377	$9,821

Net investment income per common share	$0.24	$0.24	$0.74	$0.61
Increase in net assets resulting from operations per common share	$0.58	$(0.01)	$0.65	$0.45
Weighted average common shares outstanding	41,615,534	23,641,094	39,848,061	21,603,505
See accompanying notes to the consolidated financial statements.

OHA Senior Private Lending Fund (U) LLC
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operations:
Net investment income	$10,066	$5,622	$29,510	$13,229
Net realized gain (loss)	14,866	(10,316)	(4,224)	(7,850)
Net change in unrealized appreciation (depreciation)	(1,141)	4,548	1,091	4,442
Net increase (decrease) in net assets resulting from operations	$23,791	$(146)	$26,377	$9,821

Share transactions:
Common shares issued	$60,878	$134,982	$60,878	$172,115
Distributions to common shareholders	(9,349)	(5,011)	(26,743)	(8,233)
Net increase (decrease) from share transactions	$51,529	$129,971	$34,135	$163,882
Total increase (decrease) in net assets	$75,320	$129,825	$60,512	$173,703
Net Assets, beginning of period	405,205	231,643	420,013	187,765
Net Assets, end of period	$480,525	$361,468	$480,525	$361,468
See accompanying notes to the consolidated financial statements.

OHA Senior Private Lending Fund (U) LLC
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$26,377	$9,821
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	848	(3,223)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(1,939)	(1,219)
Net realized (gain) loss on investments	(160)	(161)
Net realized (gain) loss on foreign currency transactions	530	—
Net realized (gain) loss on foreign currency forward contracts	3,854	—
Payment-in-kind interest capitalized	(566)	—
Net accretion of discount and amortization of premium	(2,413)	(679)
Amortization of deferred offering costs	—	312
Purchases of investments	(182,114)	(134,944)
Proceeds from sale of investments and principal repayments	80,238	13,091
Proceeds from settlement of foreign currency forward contracts	(3,854)	—
Increase (decrease) in assets and liabilities:
Interest receivable	(2,416)	(1,186)
Receivable for investments sold	1,825	(14)
Payable for investments purchased	(74)	(117,944)
Collateral on forward currency exchange contracts	(17,670)	—
Management fee payable	(331)	367
Income incentive fee payable	2,184	1,896
Capital gains incentive fee payable	(1,183)	—
Board of Managers fee payable	—	(33)
Accrued expenses and other liabilities	(27)	(34)
Net cash provided by (used in) operating activities	(96,891)	(233,950)

Cash flows from financing activities:
Proceeds from issuance of common shares, inclusive of change in receivable for issuance of common shares	60,878	72,849
Distributions paid in cash	(26,743)	(8,233)
Proceeds received from foreign currency settlement	(530)	—
Net cash provided by (used in) financing activities	33,605	64,616
Net increase (decrease) in cash and cash equivalents	(63,286)	(169,334)
Cash and cash equivalents, beginning of period	117,255	187,398
Cash and cash equivalents, end of period	$53,969	$18,064

Supplemental disclosure of cash flow information:
Receivable for issuance of common shares	$—	$99,266

See accompanying notes to the consolidated financial statements.

OHA Senior Private Lending Fund (U) LLC
Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Investments— non-controlled/non-affiliated
First Lien Debt
Aerospace and Defense
Evergreen IX Borrower 2023 LLC	(4) (5)	S +	4.75%		9.35%	9/30/2030		$5,390	$5,317	$5,377	1.12%
Evergreen IX Borrower 2023 LLC	(4) (5) (6)	S +	4.75%		9.35%	10/1/2029		599	(7)	(2)	—
Mantech International CP	(4) (5)	S +	5.00%		10.25%	9/14/2029		3,742	3,682	3,742	0.78
Mantech International CP	(4) (5) (6)	S +	5.00%		10.25%	9/14/2029		566	(9)	—	—
Mantech International CP	(4) (5) (6)	S +	5.00%		10.25%	9/14/2028		444	(6)	—	—
									8,977	9,117	1.90
Automobile
Mammoth Holdings, LLC	(4) (5) (6)	S +	5.75%		11.06%	11/15/2029		909	(8)	—	—
Mammoth Holdings, LLC	(4) (5)	S +	5.75%		10.35%	11/15/2030		7,218	7,152	7,218	1.50
Mammoth Holdings, LLC	(4) (5)	S +	5.75%		11.06%	11/15/2030		1,814	1,798	1,814	0.38
Wesco Group LLC	(4) (5)	S +	5.50%		10.85%	10/6/2028		1,782	1,751	1,782	0.37
Wesco Group LLC	(4) (5) (6)	S +	5.50%		10.85%	10/7/2027		403	249	252	0.05
Wesco Group LLC	(4) (5)	S +	5.50%		10.45%	10/6/2028		5,161	5,114	5,161	1.08
Wesco Group LLC	(4) (5) (6)	C +	5.50%		10.45%	10/7/2027	CAD	134	(4)	(2)	—
									16,052	16,225	3.38
Broadcasting and Entertainment
Broadcast Music, Inc.	(4) (5)	S +	5.75%		10.77%	2/8/2030		4,895	4,828	4,895	1.02
Broadcast Music, Inc.	(4) (5) (6)	S +	5.75%		10.87%	2/8/2030		892	(12)	—	—
Global Music Rights	(4) (5) (6)	S +	5.50%		10.20%	8/27/2029		286	(2)	—	—
Global Music Rights	(4) (5)	S +	5.50%		10.20%	8/27/2030		3,125	3,095	3,125	0.65
									7,909	8,020	1.67
Buildings and Real Estate
Associations, Inc.	(4) (5) (6)	S +	6.50%		12.00%	7/3/2028		286	—	—	—
Associations, Inc.	(4) (5) (6)	S +	6.50%		12.00%	7/3/2028		357	(1)	—	—
Associations, Inc.	(4) (5)	S +	6.50%		12.00%	7/3/2028		4,604	4,602	4,604	0.96
Associations, Inc.	(4) (5)			(14.25% PIK)	14.25%	5/3/2030		272	272	272	0.05
Associations, Inc.	(4) (5)			(14.25% PIK)	14.25%	5/3/2030		714	712	714	0.15
									5,585	5,590	1.16

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets

Capital Equipment
AI Titan Parent Inc.	(4) (5) (6)	S +	4.75%	9.81%	8/29/2031	1,557	—	(8)	—
AI Titan Parent Inc.	(4) (5) (6)	S +	4.75%	9.81%	8/29/2031	973	(5)	(5)	—
AI Titan Parent Inc.	(4) (5)	S +	4.75%	9.81%	8/29/2031	7,786	7,747	7,747	1.61
Ohio Transmission Corporation	(4) (5) (6)	S +	5.50%	10.10%	12/19/2029	1,000	142	150	0.03
Ohio Transmission Corporation	(4) (5) (6)	S +	5.50%	10.10%	12/19/2030	1,498	435	448	0.09
Ohio Transmission Corporation	(4) (5) (7)	S +	5.50%	10.10%	12/19/2030	7,543	7,474	7,543	1.57
Truck-Lite Co., LLC	(4) (5) (6)	S +	5.75%	10.85%	2/13/2031	1,156	(11)	—	—
Truck-Lite Co., LLC	(4) (5) (6)	S +	5.75%	10.85%	2/13/2030	1,156	1	12	—
Truck-Lite Co., LLC	(4) (5)	S +	5.75%	10.86%	2/13/2031	10,635	10,536	10,635	2.22
							26,319	26,522	5.52
Chemicals, Plastics and Rubber
ASP Unifax Holdings, Inc.	(4) (5)	S +	7.75%	12.35%	9/28/2029	5,000	4,788	4,788	1.00
BCPE HIPH Parent, Inc.	(4) (5) (6) (7)	S +	5.75%	10.60%	10/7/2030	1,034	771	785	0.16
BCPE HIPH Parent, Inc.	(4) (5) (7)	S +	5.75%	10.60%	10/7/2030	3,029	2,964	3,006	0.63
Meridian Adhesives Group, Inc.	(4) (5)	S +	7.00%	11.85%	9/3/2029	12,971	12,550	13,101	2.73
Meridian Adhesives Group, Inc.	(4) (5)	S +	7.00%	11.85%	9/3/2029	1,263	1,223	1,276	0.26
							22,296	22,956	4.78
Construction & Building
NRO Holdings III Corp.	(4) (5)	S +	5.25%	10.55%	7/15/2031	6,656	6,590	6,589	1.37
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%	10.55%	7/15/2031	2,080	—	(21)	—
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%	10.55%	7/15/2030	1,050	(10)	(10)	—
							6,580	6,558	1.37
Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	6.25%	11.73%	6/23/2028	668	652	642	0.13
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	6.50%	11.98%	6/23/2028	1,309	1,289	1,270	0.26
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	6.25%	11.73%	6/23/2028	6,817	6,664	6,562	1.37
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	6.25%	11.73%	6/23/2028	2,265	2,214	2,180	0.45
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	6.25%	11.73%	6/23/2028	3,177	3,109	3,057	0.64
Poly-Wood, LLC	(4) (5) (6)	S +	5.50%	10.10%	3/20/2030	1,350	—	(3)	—
Poly-Wood, LLC	(4) (5) (6)	S +	5.50%	10.10%	3/20/2030	1,350	(14)	(3)	—
Poly-Wood, LLC	(4) (5)	S +	5.50%	10.10%	3/20/2030	7,164	7,089	7,146	1.49
							21,003	20,851	4.34
Containers, Packaging and Glass
PPC Flexible Packaging	(4) (5)	S +	6.00%	10.75%	9/30/2028	4,028	3,966	4,028	0.84
							3,966	4,028	0.84

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Finance
Beacon Pointe Advisors, LLC	(4) (5) (7)	S +	4.75%		9.49%	12/29/2028	662	658	660	0.14
Beacon Pointe Advisors, LLC	(4) (5) (7)	S +	4.75%		9.60%	12/29/2028	5,913	5,868	5,898	1.23
Beacon Pointe Advisors, LLC	(4) (5) (7)	S +	4.75%		9.49%	12/29/2028	2,319	2,301	2,313	0.48
Beacon Pointe Advisors, LLC	(4) (5) (6)	S +	4.75%		9.49%	12/29/2027	627	(3)	(1)	—
Cliffwater LLC	(4) (5)	S +	4.50%		9.35%	10/7/2030	5,970	5,916	5,970	1.24
Cliffwater LLC	(4) (5) (6)	S +	4.50%		9.35%	10/7/2030	1,000	(9)	—	—
Spectrum Automotive Holdings, Corp.	(4) (5) (6)	S +	5.25%		9.85%	6/29/2027	305	(6)	—	—
Spectrum Automotive Holdings, Corp.	(4) (5)	S +	5.25%		9.85%	6/29/2028	8,043	7,864	8,043	1.68
Spectrum Automotive Holdings, Corp.	(4) (5) (6)	S +	5.25%		9.85%	6/29/2028	2,243	2,174	2,226	0.46
								24,763	25,109	5.23
Healthcare, Education and Childcare
Coding Solutions Acquisition Inc.	(4) (5)	S +	5.00%		9.25%	8/7/2031	4,303	4,265	4,260	0.89
Coding Solutions Acquisition Inc.	(4) (5) (6)	S +	5.00%		10.01%	8/7/2031	777	(5)	(8)	—
Coding Solutions Acquisition Inc.	(4) (5) (6)	S +	5.00%		10.01%	8/7/2031	420	101	101	0.02
Gateway US Holdings, Inc.	(4) (5)	S +	5.50%		10.25%	9/22/2026	737	724	737	0.15
Gateway US Holdings, Inc.	(4) (5) (7)	S +	5.50%		10.25%	9/22/2026	3,211	3,211	3,211	0.67
Gateway US Holdings, Inc.	(4) (5) (6) (7)	S +	5.50%		10.25%	9/22/2026	131	—	—	—
Gateway US Holdings, Inc.	(4) (5) (7)	S +	5.50%		10.25%	9/22/2026	167	167	167	0.03
Medvet Associates LLC	(4) (5)	S +	4.75%		9.60%	6/25/2031	8,000	7,961	7,960	1.66
Medvet Associates LLC	(4) (5) (6)	S +	4.75%		9.60%	6/25/2031	2,000	—	(10)	—
Model N, Inc.	(4) (5)	S +	5.00%		9.64%	6/27/2031	7,615	7,578	7,577	1.58
Model N, Inc.	(4) (5) (6)	S +	5.00%		9.64%	6/27/2031	829	(4)	(4)	—
Model N, Inc.	(4) (5) (6)	S +	5.00%		9.64%	6/27/2031	1,554	—	(8)	—
Next Holdco, LLC	(4) (5)	S +	6.00%		11.06%	11/12/2030	5,076	5,006	5,076	1.06
Next Holdco, LLC	(4) (5) (6)	S +	6.00%		11.06%	11/12/2030	1,308	(17)	—	—
Next Holdco, LLC	(4) (5) (6)	S +	6.00%		11.06%	11/9/2029	491	(6)	—	—
PetVet Care Centers, LLC	(4) (5)	S +	6.00%		10.85%	11/15/2030	10,624	10,528	10,465	2.18
PetVet Care Centers, LLC	(4) (5) (6)	S +	6.00%		10.85%	11/15/2030	1,396	—	(21)	(0.01)
PetVet Care Centers, LLC	(4) (5) (6)	S +	6.00%		10.85%	11/15/2029	1,396	(12)	(21)	(0.01)
TecoStar Holdings, Inc.	(4) (5)	S +	8.50%	(4.50% PIK)	13.18%	7/6/2029	4,188	4,103	4,188	0.87
Touchstone Acquisition, Inc.	(4) (5)	S +	6.00%		10.95%	12/29/2028	10,316	10,116	10,213	2.12
								53,716	53,883	11.21
High Tech
CentralSquare Technologies, LLC	(4) (5) (6)	S +	6.50%	(3.50% PIK)	11.60%	4/12/2030	867	(10)	(4)	—
CentralSquare Technologies, LLC	(4) (5)	S +	6.50%	(3.50% PIK)	11.60%	4/12/2030	7,750	7,660	7,711	1.60
Eagan Sub, Inc.	(4) (5) (6)	S +	5.25%		9.85%	6/1/2029	2,900	(34)	—	—
Eagan Sub, Inc.	(4) (5)	S +	5.25%		9.85%	6/3/2030	14,355	14,168	14,355	2.99

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%		9.59%	7/2/2031		1,833	717	714	0.15
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%		10.33%	7/2/2031		733	(2)	(2)	—
Everbridge Holdings, LLC	(4) (5)	S +	5.00%		10.33%	7/2/2031		7,333	7,316	7,315	1.52
Greenway Health, LLC	(4) (5)	S +	6.75%		12.01%	4/1/2029		9,112	8,950	9,203	1.91
Kaseya, Inc.	(4) (5) (6)	S +	5.50%		10.10%	6/25/2029		154	37	39	0.01
Kaseya, Inc.	(4) (5)	S +	5.50%		10.75%	6/25/2029		2,549	2,510	2,549	0.53
Kaseya, Inc.	(4) (5) (6)	S +	5.50%		10.78%	6/25/2029		144	28	30	0.01
Kaseya, Inc.	(4) (5)	S +	5.50%		10.75%	6/25/2029		9	9	9	—
PDI TA Holdings, Inc.	(4) (5) (6)	S +	5.25%		10.50%	2/3/2031		402	(2)	(1)	—
PDI TA Holdings, Inc.	(4) (5)	S +	5.25%		10.50%	2/3/2031		1,721	1,705	1,716	0.36
PDI TA Holdings, Inc.	(4) (5) (6)	S +	5.25%		10.50%	2/3/2031		173	(2)	—	—
									43,050	43,634	9.08
Insurance
Integrity Marketing Acquisition, LLC	(4) (5)	S +	5.00%		10.08%	8/25/2028		5,700	5,672	5,671	1.18
MAI Capital Management Intermediate, LLC	(4) (5)	S +	4.75%		9.35%	8/29/2031		2,765	2,751	2,751	0.57
MAI Capital Management Intermediate, LLC	(4) (5) (6)	S +	4.75%		9.35%	8/29/2031		1,625	—	(8)	—
MAI Capital Management Intermediate, LLC	(4) (5) (6)	S +	4.75%		9.35%	8/29/2031		610	(3)	(3)	—
Peter C. Foy & Associates Insurance Services, LLC	(4) (5)	S +	6.50%		11.35%	11/1/2028		99	98	99	0.02
Peter C. Foy & Associates Insurance Services, LLC	(4) (5)	S +	5.50%		10.59%	11/1/2028		6,502	6,402	6,485	1.35
Peter C. Foy & Associates Insurance Services, LLC	(4) (5)	S +	5.50%		10.75%	11/1/2028		1,789	1,762	1,785	0.37
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (6)	S +	5.50%		10.75%	11/1/2027		310	(4)	(1)	—
RSC Acquisition, Inc.	(4) (5) (7)	S +	4.75%		9.35%	11/1/2029		6,955	6,872	6,920	1.44
THG Acquisition, LLC	(4) (5) (6)	S +	5.75%		10.70%	12/2/2025		481	167	170	0.03
THG Acquisition, LLC	(4) (5)	S +	5.50%		10.45%	12/2/2026		5,463	5,394	5,409	1.13
									29,111	29,278	6.09
Media: Diversified & Production
Aurelia Netherlands Midco 2 B.V.	(4) (5) (8)	E +	5.75%		9.55%	5/1/2031	EUR	11,569	12,122	12,718	2.65
Circana Group, L.P.	(4) (5)	S +	5.00%		9.85%	12/1/2028		7,037	6,876	6,966	1.45
Circana Group, L.P.	(4) (5) (6)	S +	5.00%		9.85%	12/1/2027		488	264	269	0.05
									19,262	19,953	4.15
Printing and Publishing
Recorded Books Inc.	(4) (5) (6)	S +	5.75%		10.81%	8/31/2028		1,160	730	743	0.16
Recorded Books Inc.	(4) (5)	S +	5.75%		10.50%	9/3/2030		14,232	14,010	14,197	2.95
									14,740	14,940	3.11
Retail Stores
New Look Vision Group, Inc.	(4) (5) (7) (8)	C +	5.50%		9.75%	5/26/2028	CAD	799	561	574	0.12
New Look Vision Group, Inc.	(4) (5) (7) (8)	C +	6.00%	(2.00% PIK)	10.25%	5/26/2028	CAD	6,187	4,349	4,522	0.94
New Look Vision Group, Inc.	(4) (5) (6) (8)	C +	5.50%		9.83%	5/26/2026	CAD	850	72	92	0.02

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
New Look Vision Group, Inc.	(4) (5) (7) (8)	C +	5.50%		9.75%	5/26/2028	CAD	416	293	299	0.06
New Look Vision Group, Inc.	(4) (5) (8)	S +	5.50%		10.98%	5/26/2028		1,290	1,237	1,252	0.26
New Look Vision Group, Inc.	(4) (5) (8)	S +	6.00%	(2.00% PIK)	10.75%	5/26/2028		145	139	143	0.03
									6,651	6,882	1.43
Services: Business
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	5.00%		9.85%	6/3/2030		1,828	(13)	(14)	—
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	5.00%		9.85%	6/3/2031		1,305	(2)	(10)	—
Baker Tilly Advisory Group, LP	(4) (5)	S +	5.00%		9.85%	6/3/2031		8,667	8,607	8,602	1.79
FR Vision Holdings, Inc.	(4) (5) (6)	S +	5.50%		10.78%	1/21/2030		580	(5)	—	—
FR Vision Holdings, Inc.	(4) (5) (6)	S +	5.50%		10.78%	1/20/2031		2,319	597	603	0.12
FR Vision Holdings, Inc.	(4) (5)	S +	5.50%		10.78%	1/20/2031		7,162	7,095	7,162	1.49
GC Waves Holdings, Inc.	(4) (5)	S +	5.25%		10.20%	8/10/2029		6,976	6,826	6,976	1.45
GC Waves Holdings, Inc.	(4) (5) (6)	S +	6.00%		10.95%	8/10/2029		1,297	395	417	0.09
GI Apple Midco LLC	(4) (5) (6)	S +	6.75%		11.60%	4/19/2029		1,133	387	405	0.08
GI Apple Midco LLC	(4) (5)	S +	6.75%		11.60%	4/19/2030		7,355	7,229	7,428	1.55
GI Apple Midco LLC	(4) (5) (6)	S +	6.75%		11.60%	4/19/2030		1,618	170	193	0.04
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		9.74%	8/6/2031		1,467	(4)	(15)	—
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		9.74%	8/6/2031		587	(6)	(6)	—
Jensen Hughes Inc.	(4) (5)	S +	5.00%		9.74%	8/6/2031		5,204	5,152	5,151	1.07
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		9.74%	8/6/2031		342	—	(3)	—
PT Intermediate Holdings III, LLC	(4) (5) (6)	S +	4.75%		9.35%	4/9/2030		232	—	(1)	—
PT Intermediate Holdings III, LLC	(4) (5)	S +	5.00%	(1.75% PIK)	9.60%	4/9/2030		12,293	12,107	12,231	2.54
Rimkus Consulting Group Inc.	(4) (5) (6)	S +	5.25%		10.58%	4/1/2030		463	(3)	(2)	—
Rimkus Consulting Group Inc.	(4) (5)	S +	5.25%		10.58%	4/1/2031		3,470	3,445	3,452	0.72
Rimkus Consulting Group Inc.	(4) (5) (6)	S +	5.25%		10.58%	4/1/2031		867	—	(4)	—
Speed Midco 3 S.a r.l.	(4) (5) (8)	E +	4.95%		8.11%	6/5/2031	EUR	1,983	2,145	2,208	0.46
Speed Midco 3 S.a r.l.	(4) (5) (8)	SN +	4.95%		9.90%	6/5/2031	GBP	491	623	657	0.14
Speed Midco 3 S.a r.l.	(4) (5) (8)	S +	4.95%		9.20%	6/5/2031		7,219	7,185	7,201	1.50
STV Group, Inc.	(4) (5) (6)	S +	5.00%		9.96%	3/20/2031		1,250	—	(6)	—
STV Group, Inc.	(4) (5)	S +	5.00%		9.96%	3/20/2031		4,353	4,312	4,331	0.90
STV Group, Inc.	(4) (5) (6)	P +	4.00%		12.00%	3/20/2030		875	117	121	0.02
USIC Holdings Inc.	(4) (5)	S +	5.50%		10.35%	9/10/2031		8,430	8,388	8,388	1.74
USIC Holdings Inc.	(4) (5) (6)	S +	5.25%		10.10%	9/10/2031		1,073	516	516	0.11
USIC Holdings Inc.	(4) (5) (6)	S +	5.50%		10.35%	9/10/2031		510	13	10	—
									75,276	75,991	15.81
Services: Consumer
Bradyifs Holdings, LLC	(4) (5) (6)	S +	6.00%		11.25%	10/31/2029		1,373	974	980	0.20
Bradyifs Holdings, LLC	(4) (5)	S +	6.00%		11.25%	10/31/2029		12,424	12,313	12,424	2.59

Investments-non-controlled/non-affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Kleinfelder Group, Inc.(The)	(4) (5) (6)	S +	6.25%		11.31%	9/1/2030	2,464	—	—	—
Kleinfelder Group, Inc.(The)	(4) (5)	S +	6.25%		11.31%	11/28/2025	12,343	12,275	12,343	2.57
Kleinfelder Group, Inc.(The)	(4) (5) (6)	P +	4.00%		12.00%	8/4/2028	1,643	348	361	0.07
								25,910	26,107	5.43
Technology & Electronics
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%		10.00%	10/30/2028	8,658	3,499	3,484	0.73
Chase Intermediate, LLC	(4) (5) (6)	S +	5.00%		10.41%	10/30/2028	433	(3)	(2)	—
Granicus, Inc.	(4) (5) (6)	S +	5.25%		11.00%	1/17/2031	384	(2)	—	—
Granicus, Inc.	(4) (5)	S +	5.75%	(2.25% PIK)	11.00%	1/17/2031	2,735	2,723	2,735	0.57
Granicus, Inc.	(4) (5)	S +	5.25%	(2.25% PIK)	12.35%	1/17/2031	405	405	403	0.08
								6,622	6,620	1.38

Total First Lien Debt								$417,787	$422,263	87.88%

Second Lien Debt
High Tech
Polaris Newco LLC	(4) (5)	S +	9.00%		14.16%	6/4/2029	6,200	6,064	6,200	1.29
								6,064	6,200	1.29

Total Second Lien Debt								$6,064	$6,200	1.29%

Total Investments - non-controlled/non-affiliated								$423,851	$428,463	89.17%
Total Portfolio Investments								$423,851	$428,463	89.17%
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

Investments—non- controlled/non- affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
AI Titan Parent Inc.	Delayed Draw Term Loan	8/29/2031	1,557	(8)
AI Titan Parent Inc.	Revolver	8/29/2031	973	(5)
Associations, Inc.	2024 2nd Amendment Revolver	7/3/2028	286	—
Associations, Inc.	2024 Special Purpose Delayed Draw Term Loan	7/3/2028	357	—
Baker Tilly Advisory Group, LP	Delayed Draw Term Loan	6/3/2031	1,305	(10)
Baker Tilly Advisory Group, LP	Revolver	6/3/2030	1,828	(14)
BCPE HIPH Parent, Inc.	2023 Delayed Draw Term Loan	10/7/2030	241	(2)
Beacon Pointe Advisors, LLC	2021 Revolver	12/29/2027	627	(2)
Bradyifs Holdings, LLC	2023 Delayed Draw Term Loan	10/31/2029	394	—
Broadcast Music, Inc.	Revolver	2/8/2030	892	—
CentralSquare Technologies, LLC	2024 Revolver	4/12/2030	867	(4)
Chase Intermediate, LLC	2023 Delayed Draw Term Loan	10/30/2028	5,131	(26)
Chase Intermediate, LLC	2023 Revolver	10/30/2028	433	(2)
Circana Group, L.P.	2024 Revolver	12/1/2027	215	(2)
Cliffwater LLC	Revolver	10/7/2030	1,000	—
Coding Solutions Acquisition Inc.	2024 Delayed Draw Term Loan	8/7/2031	777	(8)
Coding Solutions Acquisition Inc.	2024 Revolver	8/7/2031	315	(3)
Eagan Sub, Inc.	2023 Revolver	6/1/2029	2,900	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2031	1,115	(3)
Everbridge Holdings, LLC	Revolver	7/2/2031	733	(2)
Evergreen IX Borrower 2023 LLC	Revolver	10/1/2029	599	(1)
FR Vision Holdings, Inc.	Delayed Draw Term Loan	1/20/2031	1,716	—
FR Vision Holdings, Inc.	Revolver	1/21/2030	580	—
Gateway US Holdings, Inc.	Revolver	9/22/2026	131	—
GC Waves Holdings, Inc.	2023 Delayed Draw Term Loan	8/10/2029	881	—
GI Apple Midco LLC	Delayed Draw Term Loan	4/19/2030	1,441	14
GI Apple Midco LLC	Revolver	4/19/2029	729	—
Global Music Rights	Revolver	8/27/2029	286	—
Granicus, Inc.	2024 Revolver	1/17/2031	384	—
Jensen Hughes Inc.	2024 1st Lien Delayed Draw Term Loan	8/6/2031	342	(3)
Jensen Hughes Inc.	2024 Delayed Draw Term Loan	8/6/2031	1,467	(15)
Jensen Hughes Inc.	2024 Revolver	8/6/2031	587	(6)
Kaseya, Inc.	2022 Delayed Draw Term Loan	6/25/2029	114	—
Kaseya, Inc.	2022 Revolver	6/25/2029	115	—
Kleinfelder Group, Inc.(The)	2023 Delayed Draw Term Loan	9/1/2030	2,464	—
Kleinfelder Group, Inc.(The)	Revolver	8/4/2028	1,281	—
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	8/29/2031	1,625	(8)
MAI Capital Management Intermediate, LLC	Revolver	8/29/2031	610	(3)
Mammoth Holdings, LLC	2023 Revolver	11/15/2029	909	—

Mantech International CP	2024 Delayed Draw Term Loan	9/14/2029	566		—
Mantech International CP	2024 Revolver Tranche A	9/14/2028	444		—
Medvet Associates LLC	Delayed Draw Term Loan	6/25/2031	2,000		(10)
Model N, Inc.	2024 Delayed Draw Term Loan	6/27/2031	1,554		(8)
Model N, Inc.	2024 Revolver	6/27/2031	829		(4)
New Look Vision Group, Inc.	CAD Revolver	5/26/2026	533		(141)
Next Holdco, LLC	Delayed Draw Term Loan	11/12/2030	1,308		—
Next Holdco, LLC	Revolver	11/9/2029	491		—
NRO Holdings III Corp.	Delayed Draw Term Loan	7/15/2031	2,080		(21)
NRO Holdings III Corp.	Revolver	7/15/2030	1,050		(11)
Ohio Transmission Corporation	2023 Delayed Draw Term Loan	12/19/2030	1,050		—
Ohio Transmission Corporation	2023 Revolver	12/19/2029	850		—
PDI TA Holdings, Inc.	2024 Delayed Draw Term Loan	2/3/2031	402		(1)
PDI TA Holdings, Inc.	2024 Revolver	2/3/2031	173		—
Peter C. Foy & Associates Insurance Services, LLC	2021 1st Lien Revolver	11/1/2027	310		(1)
PetVet Care Centers, LLC	2023 Delayed Draw Term Loan	11/15/2030	1,396		(21)
PetVet Care Centers, LLC	2023 Revolver	11/15/2029	1,396		(21)
Poly-Wood, LLC	Delayed Draw Term Loan	3/20/2030	1,350		(3)
Poly-Wood, LLC	Revolver	3/20/2030	1,350		(3)
PT Intermediate Holdings III, LLC	2024 Delayed Draw Term Loan	4/9/2030	232		(1)
Recorded Books Inc.	2023 Revolver	8/31/2028	414		(1)
Rimkus Consulting Group Inc.	Delayed Draw Term Loan	4/1/2031	867		(4)
Rimkus Consulting Group Inc.	Revolver	4/1/2030	463		(2)
Spectrum Automotive Holdings, Corp.	2021 Delayed Draw Term Loan 1A	6/29/2028	17		—
Spectrum Automotive Holdings, Corp.	2021 Revolver	6/29/2027	305		—
STV Group, Inc.	2024 Delayed Draw Term Loan	3/20/2031	1,250		(6)
STV Group, Inc.	2024 Revolver	3/20/2030	750	0	(4)
THG Acquisition, LLC	2019 Revolver	12/2/2025	310		(1)
Truck-Lite Co., LLC	2024 Delayed Draw Term Loan	2/13/2031	1,156		—
Truck-Lite Co., LLC	2024 Revolver	2/13/2030	1,144		—
USIC Holdings Inc.	2024 Revolver	9/10/2031	552		(3)
USIC Holdings Inc.	2024 Specified Delayed Draw Term Loan	9/5/2031	497		(2)
Wesco Group LLC	2022 USD Revolver	10/7/2027	151		—
Wesco Group LLC	CAD Incremental Revolver	10/7/2027	101		(26)
			65,548		(408)
(7)Position or portion there of unsettled as of September 30, 2024.
(8)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024, non-qualifying assets totaled 6.09% of the Company’s total assets.
(9)As of September 30, 2024, the estimated net unrealized gain for federal tax purposes was $4.6 million based on a tax basis of $423.3 million. As of September 30, 2024, the estimated aggregate gross unrealized loss for federal income tax purposes was $0.5 million and the estimated aggregate gross unrealized gain for federal income tax purposes was $5.1 million.

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Macquarie Bank Limited	Euro 100,000	U.S. Dollar 111,752	10/7/2024	$(291)
City National Bank	Euro 36,236	U.S. Dollar 40,515	11/29/2024	$(40)
State Street Bank & Trust Company	U.S. Dollar 6,240	Canadian Dollar 8,400	12/19/2024	$12
State Street Bank & Trust Company	U.S. Dollar 15,860	Euro 14,200	12/19/2024	$(14)
State Street Bank & Trust Company	U.S. Dollar 670	Great Britain Pound 500	12/19/2024	$—
City National Bank	Euro 50,000	U.S. Dollar 55,887	12/31/2024	$36
City National Bank	Euro 50,000	U.S. Dollar 56,103	3/31/2025	$—
City National Bank	Euro 50,000	U.S. Dollar 56,309	6/30/2025	$(18)
City National Bank	Euro 50,000	U.S. Dollar 56,514	9/30/2025	$(30)
City National Bank	Euro 50,000	U.S. Dollar 56,745	12/31/2025	$(70)
City National Bank	Euro 43,581	U.S. Dollar 49,662	3/31/2026	$(100)
				$(515)
See accompanying notes to the consolidated financial statements.

OHA Senior Private Lending Fund (U) LLC
Consolidated Schedule of Investments
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

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Macquarie Bank Limited	U.S. Dollar 6,034	Canadian Dollar 8,200	3/21/2024	$(182)
City National Bank	Euro 377,841	U.S. Dollar 421,612	3/28/2024	(2,272)
				$(2,454)
See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)
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
Note 2. Significant Accounting Policies
Basis of Presentation
The Company’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies.  These financial statements reflect adjustments that in the opinion of management are necessary for the fair statement of the financial position and results of operations for the periods presented herein.  The Company commenced operations on December 15, 2022 and its fiscal year ends on December 31.

Basis of Consolidation

 As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company.

The Company consolidated the results of its wholly-owned subsidiaries, ULEND Holding S. à r.l. and ULEND Investment S. à r.l. All intercompany transactions have been eliminated in consolidation.

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
Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of September 30, 2024 and December 31, 2023, the Company did not hold any cash equivalents. As of September 30, 2024 and December 31, 2023, approximately $1.5 million and $0.8 million of the cash and cash equivalents balances were denominated in a foreign currency, respectively.
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
Non-Accrual Loans
Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of September 30, 2024 and December 31, 2023, there were no loans placed on non-accrual status.

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
•The Valuation Committee then determines fair value marks for each of the Company’s portfolio investments; and
•The Board and Audit Committee periodically review the valuation process and provide oversight in accordance with the requirements of Rule 2a-5 under the 1940 Act.
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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of September 30, 2024, the Company had $0.0 million of payables for investments purchased and had $0.1 million of receivables for investments sold. As of December 31, 2023, the Company had $0.1 million of payables for investments purchased and had $1.9 million receivables for investments sold.
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
Costs associated with the offering of Shares of the Company will be capitalized as deferred offering expenses and included as other assets on the Statement of Assets and Liabilities and amortized over a twelve-month period from incurrence. As of September 30, 2024 and December 31, 2023, all offering costs were fully amortized. For the three and nine months ended September 30, 2024, the Company did not have any amortized offering costs. For the three and nine months ended September 30, 2023, the Company amortized offering costs of $0.1 million and $0.3 million, respectively.
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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through September 30, 2024. As applicable, the Company’s prior year remains subject to examination by U.S. federal, state and local tax authorities.
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

For the three months ended September 30, 2024 and September 30, 2023, management fees were $0.7 million and $0.4 million, respectively, of which none were waived. For the nine months ended September 30, 2024 and September 30, 2023, management fees were $2.0 million and $1.1 million, respectively, of which none were waived. As of September 30, 2024 and December 31, 2023, $0.7 million and $1.0 million, respectively, remained payable related to the base management fee accrued in management fee payable on the statement of assets and liabilities.
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
For the three months ended September 30, 2024 and September 30, 2023, income based incentive fees (before waivers) were $1.4 million and $0.8 million, respectively. For the nine months ended September 30, 2024 and September 30, 2023, income based incentive fees were $4.2 million and $1.9 million, respectively. As of September 30, 2024 and December 31, 2023, $4.2 million and $2.0 million related to the income based incentive fee had accrued and remained payable on the statement of assets and liabilities, respectively.
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

There were no capital gains based incentive fees for the three and nine months ended September 30, 2024 and September 30, 2023. As of September 30, 2024 and December 31, 2023, $0.0 million and $1.2 million, respectively, remained payable related to the capital gains based incentive fee accrued in capital gains incentive fee payable on the statement of assets and liabilities.
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
For the three months ended September 30, 2024 and September 30, 2023, there were $0.1 million and $0.0 million, respectively, in expenses related to the Administrator that were included in other general and administrative expenses on the statements of operations and the payable included in accrued expenses and other liabilities in the statements of assets and liabilities. For the nine months ended September 30, 2024 and September 30, 2023, there were $0.2 million and $0.0 million, respectively, in expenses related to the Administrator.

The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. For the three months ended September 30, 2024 and September 30, 2023, the Company incurred expenses related to the sub-administrator of $0.1 million and $0.1 million, respectively, which is included in administrative service expenses on the statements of operations and the payable included in accrued expenses and other liabilities in the statements of assets and liabilities. For the nine months ended September 30, 2024 and September 30, 2023, there were $0.2 million and $0.3 million, respectively, in expenses related to the sub-administrator. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value as of September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value

First lien debt	$417,787	$422,263	98.6%	$312,788	$318,189	98.1%
Second lien debt	6,064	6,200	1.4	6,049	6,107	1.9
Total investments	$423,851	$428,463	100.0%	$318,837	$324,296	100.0%
The industry composition of investments based on fair value as of September 30, 2024 and December 31, 2023 were as follows:

September 30, 2024
Services: Business	17.7%
Healthcare, Education and Childcare	12.6
High Tech	11.6
Insurance	6.8
Capital Equipment	6.2
Services: Consumer	6.1
Finance	5.9
Chemicals, Plastics and Rubber	5.4
Consumer Goods: Durable	4.9
Media: Diversified & Production	4.7
Automobile	3.8
Printing and Publishing	3.5
Aerospace and Defense	2.1
Broadcasting and Entertainment	1.9
Retail Stores	1.6
Technology & Electronics	1.5
Construction & Building	1.5
Buildings and Real Estate	1.3
Containers, Packaging and Glass	0.9
Total	100.0%

December 31, 2023
Insurance	12.9%
Services: Consumer	12.5
Healthcare, Education and Childcare	10.4
High Tech	9.9
Services: Business	8.6
Finance	7.5
Aerospace and Defense	7.1
Chemicals, Plastics and Rubber	5.6
Printing and Publishing	4.4
Consumer Goods: Durable	4.4
Automobile	4.4
Construction & Building	3.5
Capital Equipment	2.3
Media: Diversified & Production	2.2
Retail Stores	2.1
Containers, Packaging and Glass	1.2
Broadcasting and Entertainment	1.0
Technology & Electronics	—
Total	100.0%

The geographic composition of investments at cost and fair value as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$402,310	$405,998	94.8%	84.5%
Germany	12,122	12,718	3.0	2.7
Canada	6,651	6,882	1.6	1.4
Switzerland	2,768	2,865	0.6	0.6
Total	$423,851	$428,463	100.0%	89.2%

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$312,342	$317,536	97.9%	75.6%
Canada	6,495	6,760	2.1	1.6
Total	$318,837	$324,296	100.0%	77.2%
Note 5. Fair Value of Investments
The following table presents the fair value hierarchy of investments as of September 30, 2024 and December 31, 2023, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	September 30, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$422,263	$422,263
Second Lien Debt	—	—	6,200	6,200
Total investments	$—	$—	$428,463	$428,463

	December 31, 2023
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$318,189	$318,189
Second Lien Debt	—	—	6,107	6,107
Total investments	$—	$—	$324,296	$324,296
The following table presents the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2024 and September 30, 2023:

	Three Months Ended
	September 30, 2024
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$382,588	6,200	388,788
Purchases of investments	65,369	—	65,369
Proceeds from principal repayments and sales of investments	(26,677)	—	(26,677)
Accretion of discount/amortization of premium	739	5	744
Net realized gain (loss)	56	—	56
Net change in unrealized appreciation (depreciation)	188	(5)	183
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Fair value, end of period	$422,263	$6,200	$428,463
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2024	$574	$(5)	$569

	Three Months Ended
	September 30, 2023
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$202,055	—	202,055
Purchases of investments	65,149	6,045	71,194
Proceeds from principal repayments and sales of investments	(1,387)	—	(1,387)
Accretion of discount/amortization of premium	251	—	251
Net realized gain (loss)	80	—	80
Net change in unrealized appreciation (depreciation)	2,654	—	2,654
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Fair value, end of period	$268,802	$6,045	$274,847
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2023	$2,654	$—	$2,654
(1)For the three months ended September 30, 2024 and September 30, 2023, there were no transfers into or out of Level 3.

The following table presents the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2024 and September 30, 2023:

	For the Nine Months Ended
	September 30, 2024
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$318,189	6,107	324,296
Purchases of investments	182,680	—	182,680
Proceeds from principal repayments and sales of investments	(80,238)	—	(80,238)
Accretion of discount/amortization of premium	2,398	15	2,413
Net realized gain (loss)	160	—	160
Net change in unrealized appreciation (depreciation)	(926)	78	(848)
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Fair value, end of period	$422,263	$6,200	$428,463
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2024	$1,400	$78	$1,478

	For the Nine Months Ended
	September 30, 2023
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$149,586	—	149,586
Purchases of investments	128,190	6,045	134,235
Proceeds from principal repayments and sales of investments	(13,025)	—	(13,025)
Accretion of discount/amortization of premium	679	—	679
Net realized gain (loss)	161	—	161
Net change in unrealized appreciation (depreciation)	3,211	—	3,211
Transfers into Level 3 (1)	—	—	—
Transfers out of Level 3 (1)	—	—	—
Fair value, end of period	$268,802	$6,045	$274,847
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2023	$3,362	$—	$3,362
(1)For the nine months ended September 30, 2024 and September 30, 2023, there no transfers into or out of Level 3.

Significant Unobservable Inputs
In accordance with ASC Topic 820, the following table provides quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2024 and December 31, 2023.  The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2024
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)
Assets:
First lien debt	$412,496	Discounted cash flow	Comparative Yields	7.2% - 14.2% (9.1%)
First lien debt	9,767	Precedent Transaction	Transaction Price	N/A
Total first lien debt	422,263
Second lien debt	6,200	Discounted cash flow	Comparative Yields	8.7%
Total investments	$428,463

	December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)
Assets:
First lien debt	$294,813	Discounted cash flow	Comparative Yields	8.9% - 11.7% (9.9%)
First lien debt	23,376	Precedent Transaction	Transaction Price	N/A
Total first lien debt	318,189
Second lien debt	6,107	Discounted cash flow	Comparative Yields	13.1%
Total investments	$324,296
(1)Weighted averages are calculated based on fair value of investments.
The Company used the income approach to determine the fair value of certain Level 3 assets as of September 30, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach is the comparative yield and discount rate. The comparative yield and discount rate is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value.
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

The Company may enter into forward currency exchange contracts to reduce the exposure to foreign currency exchange rate fluctuations of the Company and its Members, as described in Note 2. The fair value of derivative contracts open as of September 30, 2024 and December 31, 2023 is included on the schedules of investments by contract. The Company had $0.1 million collateral receivable as of September 30, 2024 and had $17.6 million collateral payable as of December 31, 2023. Collateral amounts posted are included in collateral on forward currency exchange contracts on the statements of assets and liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the statements of assets and liabilities.

For the three months ended September 30, 2024 and September 30, 2023, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $469.4 million and $254.7 million, respectively. For the nine months ended September 30, 2024 and September 30, 2023, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $438.4 million and $232.5 million, respectively.

The following table presents both gross and net information about derivative instruments eligible for offset in the Statements of Assets and Liabilities.

September 30, 2024
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$—	$(515)	$(515)	$—	$(515)

December 31, 2023
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$—	$(2,454)	$(2,454)	$—	$(2,454)
(1)Amount excludes excess cash collateral paid.
(2)Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual set off rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.
The effect of transactions in derivative instruments on the Statements of Operations for the three months ended September 30, 2024 and September 30, 2023 were as follows:

	Three Months Ended
	September 30, 2024	September 30, 2023
Realized gain (loss) on foreign currency forward contracts	$14,550	$(8,470)
Net change in unrealized gain (loss) on foreign currency forward contracts	(1,324)	1,882
Total net realized and unrealized gain (loss) on foreign currency forward contracts	$13,226	$(6,588)
The effect of transactions in derivative instruments on the Statements of Operations for the nine months ended September 30, 2024 and September 30, 2023 were as follows:

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Realized gain (loss) on foreign currency forward contracts	$(3,854)	$(6,391)
Net change in unrealized gain (loss) on foreign currency forward contracts	1,939	1,219
Total net realized and unrealized gain (loss) on foreign currency forward contracts	$(1,915)	$(5,172)

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
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2024 and December 31, 2023, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	September 30, 2024	December 31, 2023
Unfunded delayed draw commitments	$36,652	$29,405
Unfunded revolving commitments	28,896	20,442
Total unfunded commitments	$65,548	$49,847
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2024, management is not aware of any pending or threatened material litigation.
Investor Commitments
As of September 30, 2024, the Company had $584.5 million in total capital commitments from investors, $124.2 million of which was undrawn. As of December 31, 2023, the Company had $552.0 million in total capital commitments from investors, $152.6 million of which was undrawn.
Note 8.  Net Assets
Subscriptions and Drawdowns
As of September 30, 2024 and December 31, 2023, the Company had 44,724,135 and 38,954,613 Shares issued and outstanding, respectively, with a par value of $0.01 per Share. The Company has entered into subscription agreements with investors providing for the private placement of the Company’s Shares. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their respective capital commitment on an as-needed basis each time the Adviser delivers a drawdown notice to such investors.
The following table summarizes capital activity for the three months ended September 30, 2024:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	38,954,613	$390	$398,535	$8,572	$(7,529)	$5,237	$405,205
Common Shares issued	5,769,522	57	60,821	—	—	—	60,878
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	10,066	—	—	10,066
Net realized gain (loss)	—	—	—	—	14,866	—	14,866
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	183	183
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(1,324)	(1,324)
Distributions declared	—	—	—	(9,349)	—	—	(9,349)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance end of period	44,724,135	$447	$459,356	$9,289	$7,337	$4,096	$480,525

The following table summarizes capital activity for the three months ended September 30, 2023:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	22,266,039	$223	$223,328	$4,924	$2,466	$702	$231,643
Common Shares issued	12,750,614	127	134,855	—	—	—	134,982
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	5,622	—	—	5,622
Net realized gain (loss)	—	—	—	—	(10,316)	—	(10,316)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	4,548	4,548
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	—	—
Distributions declared	—	—	—	(5,011)	—	—	(5,011)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance end of period	35,016,653	$350	$358,183	$5,535	$(7,850)	$5,250	$361,468

The following table summarizes capital activity for the nine months ended September 30, 2024:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	38,954,613	$390	$398,535	$6,522	$11,561	$3,005	$420,013
Common Shares issued	5,769,522	57	$60,821	—	—	—	60,878
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	29,510	—	—	29,510
Net realized gain (loss)	—	—	—	—	(4,224)	—	(4,224)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(848)	(848)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	1,939	1,939
Distributions declared	—	—	—	(26,743)	—	—	(26,743)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance end of period	44,724,135	$447	$459,356	$9,289	$7,337	$4,096	$480,525

The following table summarizes capital activity for the nine months ended September 30, 2023:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	18,648,373	$186	$186,232	$539	$—	$808	$187,765
Common Shares issued	16,368,280	164	171,951	—	—	—	172,115
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	13,229	—	—	13,229
Net realized gain (loss)	—	—	—	—	(7,850)	—	(7,850)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	4,442	4,442
Net change in unrealized currency gain (losses) on non-investment assets and liabilities							—
Distributions declared	—	—	—	(8,233)	—	—	(8,233)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance end of period	35,016,653	$350	$358,183	$5,535	$(7,850)	$5,250	$361,468

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared for the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 6, 2024	March 6, 2024	March 22, 2024	$0.20	7,625
May 2, 2024	May 8, 2024	May 22, 2024	$0.25	9,769
July 30, 2024	June 28, 2024	August 16, 2024	$0.24	9,349
Total				$26,743

The following table summarizes distributions declared during nine months ended September 30, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
June 2, 2023	June 6, 2023	June 8, 2023	$0.15	$3,222
August 8, 2023	August 31, 2023	September 15, 2023	$0.20	5,011
Total				$8,233

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

Note 9. Financial Highlights

The following are financial highlights for Shares outstanding for the nine months ended September 30, 2024 and September 30, 2023:

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Per Share data:(1)
Net asset value, beginning of period	$10.78	$10.07
Net investment income (loss)	0.74	0.61
Net realized and unrealized gains (losses) (2)	(0.09)	(0.01)
Net increase (decrease) in net assets resulting from operations	0.65	0.60
Impact of issuance of common stock	—	—
Shareholder distributions from income (3)	(0.69)	(0.35)
Net asset value, end of period	$10.74	$10.32

Total Return (4)	6.28%	2.48%

Ratios and supplemental data:
Net assets, end of period	$480,525	$361,468

Portfolio turnover rate(5)	21.97%	6.59%
Ratio of expenses before management and incentive fees to average net assets(6)	0.64%	1.81%
Ratio of expenses after management and incentive fees before waivers to average net assets(6)	2.61%	2.87%
Ratio of expenses after waivers to average net assets(6)	2.61%	2.87%
Net investment income (loss) to average net assets before waivers(6)	9.31%	7.38%
Net investment income (loss) to average net assets after waivers(6)	9.31%	7.38%
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
(4)For the nine months ended September 30, 2024, total return based on net asset value is calculated as the change in net asset value per share during the period, assuming quarterly distributions that have been declared are reinvested on the effects of the performance of the Company based on the NAV at the end of the previous quarter. For the nine months ended September 30, 2023, total return based on net asset value is calculated as the change in net asset value per share during the period. Total return has not been annualized.
(5)Portfolio turnover rate is calculated using the lesser of year-to-date sales and year-to-date purchases over the average of the investments assets at fair value for the years reported.
(6)Annualized.

Note 10. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. Other than as disclosed below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the financial statements as of and for the nine months ended September 30, 2024.

On November 6, 2024, the Company declared a distribution of $0.24 per Share, all of which is payable on November 15, 2024 to Members of record as of November 7, 2024.
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
Overview
The Company is a Delaware limited liability company formed on June 27, 2022. We are an externally managed, closed-end, diversified management investment company that elected to be regulated as a business development company under the 1940 Act. OHA Private Credit Advisors II, L.P. is the investment adviser of the Company. In addition, for U.S. federal income tax purposes, we elected to be treated as a RIC under Subchapter M of the Code, as amended (the “Code”), beginning with our fiscal year (or period) ending December 31, 2022. We were formed to make investments and generate returns in the form of current income and long-term capital appreciation.

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
Revenues

We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. As of September 30, 2024, 99.8% of our debt investments based on fair value in our portfolio were at floating rates. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.
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
Portfolio and Investment Activity
As of September 30, 2024 and December 31, 2023, based on fair value, our portfolio consisted of 98.6% and 98.1% first lien debt investments, respectively, and 1.4% and 1.9% second lien debt investments, respectively.
As of September 30, 2024 and December 31, 2023, we had investments in 58 and 40 portfolio companies with an aggregate fair value of approximately $428.5 million and $324.3 million, respectively.

Our investment activity for the three months ended September 30, 2024 and September 30, 2023 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Three Months Ended
	September 30, 2024	September 30, 2023
Total investments, beginning of period	384,360	201,376
New investments purchased(1)	65,370	71,903
Net accretion of discount on investments	744	251
Net realized gain (loss) on investments	56	80
Investments sold or repaid	(26,678)	(1,453)
Total investments, end of period	$423,851	$272,157
(1) Purchases include PIK interest, if applicable.
Our investment activity for the nine months ended September 30, 2024 and September 30, 2023 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Total investments, beginning of period	$318,837	$149,464
New investments purchased(1)	182,680	134,944
Net accretion of discount on investments	2,413	679
Net realized gain (loss) on investments	160	161
Investments sold or repaid	(80,238)	(13,091)
Total investments, end of period	$423,851	$272,157
(1) Purchases include PIK interest, if applicable.

The following table presents certain selected information regarding our investment portfolio:

	As of
	September 30, 2024	December 31, 2023
Weighted average yield on debt and income producing investments, at amortized cost (1)	11.4%	12.7%
Weighted average yield on debt and income producing investments, at fair value (1)	11.3%	12.5%
Number of portfolio companies	58	40
Weighted average EBITDA (2)	$234.0	$202.0
Average loan-to-value (LTV) (3)	41.3%	41.0%
Percentage of debt investments bearing a floating rate, at fair value	99.8%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	0.2%	—%
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
Our investments consisted of the following:

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien debt	$417,787	$422,263	$312,788	$318,189
Second lien debt	6,064	6,200	6,049	6,107
Total investments	$423,851	$428,463	$318,837	$324,296
As of September 30, 2024 and December 31, 2023 there were no investments on non-accrual status.
The table below describes investments by industry composition based on fair value as of September 30, 2024 and December 31, 2023:

September 30, 2024
Services: Business	17.7%
Healthcare, Education and Childcare	12.6
High Tech	11.6
Insurance	6.8
Capital Equipment	6.2
Services: Consumer	6.1
Finance	5.9
Chemicals, Plastics and Rubber	5.4
Consumer Goods: Durable	4.9
Media: Diversified & Production	4.7
Automobile	3.8
Printing and Publishing	3.5
Aerospace and Defense	2.1
Broadcasting and Entertainment	1.9
Retail Stores	1.6
Technology & Electronics	1.5
Construction & Building	1.5
Buildings and Real Estate	1.3
Containers, Packaging and Glass	0.9
Total	100.0%

December 31, 2023
Insurance	12.9%
Services: Consumer	12.5
Healthcare, Education and Childcare	10.4
High Tech	9.9
Services: Business	8.6
Finance	7.5
Aerospace and Defense	7.1
Chemicals, Plastics and Rubber	5.6
Printing and Publishing	4.4
Consumer Goods: Durable	4.4
Automobile	4.4
Construction & Building	3.5
Capital Equipment	2.3
Media: Diversified & Production	2.2
Retail Stores	2.1
Containers, Packaging and Glass	1.2
Broadcasting and Entertainment	1.0
Technology & Electronics	—
Total	100.0%

The tables below describes investments by geographic composition based on fair value as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$402,310	$405,998	94.8%	84.5%
Germany	12,122	12,718	3.0	2.7
Canada	6,651	6,882	1.6	1.4
Switzerland	2,768	2,865	0.6	0.6
Total	$423,851	$428,463	100.0%	89.2%

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$312,342	$317,536	97.9%	75.6%
Canada	6,495	6,760	2.1	1.6
Total	$318,837	$324,296	100.0%	77.2%
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

The below table summarizes the Risk Ratings as of September 30, 2024:

	September 30, 2024		December 31, 2023
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Risk Rating 1	$80,624	18.8%	$56,878	17.6%
Risk Rating 2	323,915	75.6	257,231	79.3
Risk Rating 3	23,924	5.6	10,187	3.1
Risk Rating 4	—	—	—	—
Risk Rating 5	—	—	—	—
Total investments	$428,463	100.0%	$324,296	100.0%
The weighted average Risk Rating of our debt investment portfolio was 1.87 and there were no debt investments assigned a Risk Rating of 4 or 5 as of September 30, 2024.

Results of Operations
The following table represents the operating results:

	For the Three Months Ended
	September 30, 2024	September 30, 2023
Total investment income	$12,966	$7,483
Net expenses	$2,900	1,861
Net investment income (loss)	10,066	5,622
Net realized gain (loss)	14,866	(10,316)
Net unrealized appreciation (depreciation)	(1,141)	4,548
Net increase (decrease) in net assets resulting from operations	$23,791	$(146)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Total investment income	$37,787	$18,365
Net expenses	8,277	5,136
Net investment income (loss)	29,510	13,229
Net realized gain (loss)	(4,224)	(7,850)
Net unrealized appreciation (depreciation)	1,091	4,442
Net increase (decrease) in net assets resulting from operations	$26,377	$9,821
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment Income
Investment income was as follows:

	For the Three Months Ended
	September 30, 2024	September 30, 2023
Interest income	$12,379	$7,022
Other income	587	461
Total investment income	$12,966	$7,483

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Interest income	$35,355	$17,053
Other income	2,432	1,312
Total investment income	$37,787	$18,365

For the three months ended September 30, 2024 and September 30, 2023, total investment income was approximately $13.0 million and $7.5 million, respectively. For the nine months ended September 30, 2024 and September 30, 2023, total investment income was approximately $37.8 million and $18.4 million, respectively. The size of our investment portfolio at fair value was approximately $428.5 million and $275.5 million, respectively. Our weighted average yield on debt and income producing investments at fair value was 11.3% and 12.7%, respectively.
Expenses
Expenses were as follows:

	For the Three Months Ended
	September 30, 2024	September 30, 2023
Management fees	$684	$400
Income incentive fee	1,438	809
Professional fees	182	160
Board of Managers fees	53	52
Administrative services expenses	129	75
Amortization of offering costs	—	104
Other general & administrative	414	261
Total expenses before taxes	2,900	1,861
Excise tax	—	—
Total expenses	$2,900	$1,861

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Management fees	$2,026	$1,083
Income incentive fee	4,216	1,896
Professional fees	546	714
Board of Managers fees	158	157
Administrative services expenses	248	276
Amortization of offering costs	—	312
Other general & administrative	1,012	698
Total expenses before taxes	8,206	5,136
Excise tax	71	—
Total expenses	$8,277	$5,136
Management Fees
For the three months ended September 30, 2024 and September 30, 2023, management fees were approximately $0.7 million and $0.4 million, respectively, and as of September 30, 2024 and December 31, 2023, $0.7 million and $1.0 million, respectively, remained payable. For the nine months ended September 30, 2024 and September 30, 2023, management fees were approximately $2.0 million and $1.1 million, respectively. Management fees are payable monthly in arrears at an annual rate of 0.65% of the value of our net assets as of the beginning of the first calendar day of the applicable month.

Income Based Incentive Fees

For the three months ended September 30, 2024 and September 30, 2023, income based incentive fees were approximately $1.4 million and $0.8 million, respectively, before incentive fees waivers. For the three months ended September 30, 2024 and September 30, 2023, the Adviser waived $0.0 million and $0.0 million in income incentive fees in accordance with the annual Operating Expense Cap (as defined in Note 2).

For the nine months ended September 30, 2024 and September 30, 2023, income based incentive fees were approximately $4.2 million and $1.9 million, respectively, before incentive fees waivers. For the nine months ended September 30, 2024 and September 30, 2023, the Adviser waived $0.0 million and $0.0 million in income incentive fees in accordance with the annual Operating Expense Cap (as defined in Note 2). As of September 30, 2024 and December 31, 2023, approximately $4.2 million and $2.0 million, respectively, of income based incentive fees remained payable.
Capital Gains Incentive Fees
For the three and nine months ended September 30, 2024 and September 30, 2023, the Company incurred no capital gains incentive fees. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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
Total other expenses were approximately $0.8 million and $0.7 million for the three months ended September 30, 2024 and September 30, 2023, primarily comprised of approximately $0.2 million and $0.2 million of professional fees (including legal, audit, and tax) and approximately $0.4 million and $0.3 million of other general and administrative expenses (including insurance, research, and other allocated costs), respectively.

Total other expenses were approximately $2.0 million and $2.2 million for the nine months ended September 30, 2024 and September 30, 2023, primarily comprised of approximately $0.5 million and $0.7 million of professional fees (including legal, audit, and tax) and approximately $1.0 million and $0.7 million of other general and administrative expenses (including insurance, research, and other allocated costs), respectively.
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

For the three months ended September 30, 2024 and September 30, 2023, we incurred no U.S. federal excise tax. For the nine months ended September 30, 2024, we incurred $0.1 million of U.S. federal excise tax. For the nine months ended September 30, 2023 we incurred no U.S. federal excise tax.

Net Realized Gain (Loss)
The realized gains and losses were comprised of the following:

	For the Three Months Ended
	September 30, 2024	September 30, 2023
Net realized gain (loss) on investments	$56	$80
Net realized gain (loss) on foreign currency transactions	260	(1,926)
Net realized gain (loss) on foreign currency forward contracts	14,550	(8,470)
Net realized gain (loss)	$14,866	$(10,316)

For the three months ended September 30, 2024 and September 30, 2023, we generated a net realized gain of approximately $14.9 million and a net realized loss of $10.3 million, respectively, which was primarily comprised of realized activity on foreign currency forward contracts and foreign currency transactions during these periods. For the three months ended September 30, 2024 and September 30, 2023, the net realized movement on foreign currency forward contracts were mainly due to EUR forward contracts.

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Net realized gain (loss) on investments	$160	$161
Net realized gain (loss) on foreign currency transactions	(530)	(1,620)
Net realized gain (loss) on foreign currency forward contracts	(3,854)	(6,391)
Net realized gain (loss)	$(4,224)	$(7,850)

For the nine months ended September 30, 2024 and September 30, 2023, we generated a net realized loss of approximately $4.2 million and a net realized loss of $7.9 million, respectively, which was primarily comprised of realized activity on foreign currency forward contracts and foreign currency transactions during these periods. For the nine months ended September 30, 2024 and September 30, 2023, the net realized movement on foreign currency forward contracts were mainly due to EUR forward contracts.

Net Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following:

	For the Three Months Ended
	September 30, 2024	September 30, 2023
Net change in unrealized gain (loss) on investments	$183	$2,666
Net change in unrealized gain (loss) on foreign currency forward contracts	(1,324)	1,882
Net change in unrealized appreciation (depreciation)	$(1,141)	$4,548
For the three months ended September 30, 2024, net unrealized depreciation were driven by unrealized losses on the foreign currency forward contracts partially offset by net unrealized gains on investments which were primarily due positive valuation adjustments. For the three months ended September 30, 2023, net unrealized appreciation was driven by unrealized gains on investments due to positive valuation adjustments.

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Net change in unrealized gain (loss) on investments	$(848)	$3,223
Net change in unrealized gain (loss) on foreign currency forward contracts	1,939	1,219
Net change in unrealized appreciation (depreciation)	$1,091	$4,442
For the nine months ended September 30, 2024, net unrealized gains were primarily due appreciation on the foreign currency forward contracts partially offset by unrealized losses on investments due to negative valuation adjustments. For the nine months ended September 30, 2023, net unrealized gains were driven by unrealized gains on investments due to positive valuation adjustments.
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
There were no outstanding borrowings as of September 30, 2024 and December 31, 2023. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.
As of September 30, 2024, cash taken together with our uncalled capital commitments of $124.2 million, is expected to be sufficient for our investing activities and to conduct our operations.

As of September 30, 2024, we had approximately $54.0 million in cash. During the nine months ended September 30, 2024, we used approximately $96.9 million in cash for operating activities, primarily due to investment purchases of $182.1 million partially offset by sales and principal repayments of $80.2 million. Cash provided by financing activities was approximately $33.6 million during the nine months ended September 30, 2024, which was primarily due to proceeds from issuance of common shares of $60.8 million, offset by $26.7 million of distributions paid.
As of September 30, 2023, we had approximately $18.1 million in cash. During the nine months ended September 30, 2023, we used $234.0 million in cash for operating activities, primarily due to a decrease in investments payable of $117.9 million and investment purchases of $134.9 million, offset by sales and principal repayments of $13.1 million. Cash provided by financing activities was $64.6 million during the period, which was primarily the result of proceeds from the issuance of additional Shares.
Equity
Subscriptions and Drawdowns

As of September 30, 2024 and December 31, 2023, we had 44,724,135 and 38,954,613, respectively, of Shares issued and outstanding with a par value of $0.01 per Share.
We have entered into subscription agreements with investors providing for the private placement of our Shares. Under the terms of the subscription agreements, each investor is required to fund drawdowns to purchase our Shares up to the amount of their respective Capital Commitment on an as-needed basis each time our Adviser delivers a capital call notice to such investor.
The following table summarizes capital activity during the three months ended September 30, 2024:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	38,954,613	$390	$398,535	$8,572	$(7,529)	$5,237	$405,205
Common Shares issued	5,769,522	57	60,821	—	—	—	60,878
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	10,066	—	—	10,066
Net realized gain (loss)	—	—	—	—	14,866	—	14,866
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	183	183
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(1,324)	(1,324)
Distributions declared	—	—	—	(9,349)	—	—	(9,349)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance end of period	44,724,135	$447	$459,356	$9,289	$7,337	$4,096	$480,525
The following table summarizes capital activity during the three months ended September 30, 2023:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	22,266,039	$223	$223,328	$4,924	$2,466	$702	$231,643
Common Shares issued	12,750,614	127	134,855	—	—	—	134,982
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	5,622	—	—	5,622
Net realized gain (loss)	—	—	—	—	(10,316)	—	(10,316)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	4,548	4,548
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	—	—
Distributions declared	—	—	—	(5,011)	—	—	(5,011)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance end of period	35,016,653	$350	$358,183	$5,535	$(7,850)	$5,250	$361,468

The following table summarizes capital activity during the nine months ended September 30, 2024:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	38,954,613	$390	$398,535	$6,522	$11,561	$3,005	$420,013
Common Shares issued	5,769,522	57	60,821	—	—	—	60,878
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	29,510	—	—	29,510
Net realized gain (loss)	—	—	—	—	(4,224)	—	(4,224)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(848)	(848)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	1,939	1,939
Distributions declared	—	—	—	(26,743)	—	—	(26,743)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance end of period	44,724,135	$447	$459,356	$9,289	$7,337	$4,096	$480,525
The following table summarizes capital activity during the nine months ended September 30, 2023:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	18,648,373	$186	$186,232	$539	$—	$808	$187,765
Common Shares issued	16,368,280	164	171,951	—	—	—	172,115
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	13,229	—	—	13,229
Net realized gain (loss)	—	—	—	—	(7,850)	—	(7,850)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	4,442	4,442
Net change in unrealized currency gain (losses) on non-investment assets and liabilities							—
Distributions declared	—	—	—	(8,233)	—	—	(8,233)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance end of period	35,016,653	$350	$358,183	$5,535	$(7,850)	$5,250	$361,468

Distributions

We expect to pay quarterly distributions. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 6, 2024	March 6, 2024	March 22, 2024	$0.20	$7,625
May 2, 2024	May 8, 2024	May 22, 2024	$0.25	9,769
July 30, 2024	June 28, 2024	August 16, 2024	$0.24	9,349
Total				$26,743

The following table summarizes distributions declared during the nine months ended September 30, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
June 2, 2023	June 6, 2023	June 8, 2023	$0.15	$3,222
August 8, 2023	August 31, 2023	September 15, 2023	$0.20	5,011
Total				$8,233
Off-Balance Sheet Arrangements
Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2024 and December 31, 2023, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	September 30, 2024	December 31, 2023
Unfunded delayed draw commitments	$36,652	$29,405
Unfunded revolving commitments	28,896	20,442
Total unfunded commitments	$65,548	$49,847
Investor Commitments
As of September 30, 2024, the Company had $584.5 million in total capital commitments from investors, $124.2 million of which was undrawn. As of December 31, 2023, the Company had $552.0 million in total capital commitments from investors, $152.6 million of which was undrawn.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2024, management was not aware of any pending or threatened litigation.
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

Recent Developments

On November 6, 2024, the Company declared a distribution of $0.24 per Share, all of which is payable on November 15, 2024 to Members of record as of November 7, 2024.
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
As of September 30, 2024, 99.8% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Statements of Assets and Liabilities as of September 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	September 30, 2024
Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$13,531	$—	$13,531
Up 200 basis points	$9,020	$—	$9,020
Up 100 basis points	$4,510	$—	$4,510
Down 100 basis points	$(4,510)	$—	$(4,510)
Down 200 basis points	$(9,020)	$—	$(9,020)
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

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2024, management is not aware of any pending or threatened material litigation.
Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2024 to the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2023.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Sales of Unregistered Securities and Use of Proceeds

Refer to “Item 1. Financial Statements—Notes to the Financial Statements—Note 8. Net Assets—Subscriptions and Drawdowns” in this Quarterly Report for the issuance of our Shares for the nine months ended September 30, 2024 and proceeds received in connection with such issuances. Such issuances, if any, were part of our private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.    Defaults Upon Senior Securities

None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information

During the fiscal quarter ended September 30, 2024, none of the Board members or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

OHA SENIOR PRIVATE LENDING FUND (U) LLC

Date: November 7, 2024	/s/ Eric Muller
Eric Muller
Chief Executive Officer

Date: November 7, 2024	/s/ Gerard Waldt
Gerard Waldt
Chief Financial Officer