Form 10-K
period 2024-12-31
OHA Senior Private Lending Fund (U) LLC
filed 2025-03-13
CIK 1955010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
Form 10-K
____________________
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
____________________
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

As of December 31, 2024, there was no established public market for the registrant’s common shares of beneficial interest. The number of the registrant’s common shares, $0.01 par value per share, outstanding as of March 12, 2025 was 44,724,135.

OHA SENIOR PRIVATE LENDING FUND (U) LLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about OHA Senior Private Lending Fund (U) LLC (the “Company”, “we”, “us” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “will,” “would,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Annual Report on Form 10-K are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed in Item 1A entitled “Risk Factors” in Part I of this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 or in other reports we may file with the Securities and Exchange Commission (the “SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, risks associated with possible disruption due to terrorism in our operations or the economy generally, the impact of geo-political conditions, including revolution, insurgency, terrorism or war, and future changes in laws or regulations and conditions in our operating areas.
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
•The Company is Subject to Risks Relating to Third-Party Litigation.
•Economic Conditions May Have Adverse Effects on the Company and the Portfolio Companies.
•The Company is Subject to Risks Relating to Illiquidity of the Company’s Assets and Distributions In Kind.
•The Company is Subject to Business and Credit Risks.
•The Company is Subject to Risks Relating to Inflation and Deflation.
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

Federal Income Tax Risks
•The Company is Subject to RIC Qualification Risks.
•The Company May Experience Difficulty with Paying Required Distributions.
•Some Investments May be Subject to Corporate-Level Income Tax.

PART I
Item 1.    Business
OHA Senior Private Lending Fund (U) LLC
We were formed as a Delaware limited liability company on June 27, 2022. We have entered into a subscription agreement (a “Subscription Agreement”) with one or more investors (each, a “Member”) providing for the private placement of the Company’s limited liability company interests (the “Shares”). We are an externally managed, closed-end, diversified management investment company that elected to be regulated as a business development company on December 2, 2022 under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, we elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We were formed to make investments and generate returns in the form of current income and long-term capital appreciation.

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
•Privately Originated, Senior Secured Loans Offer Attractive Investment Characteristics. As the market landscape has evolved over the past several years, investors continue to search for asset classes with defensive characteristics that also produce high, current income. While there is inherent risk in investing in any security, senior secured debt is at the top of the capital structure and thus has priority claims in payment among an issuer’s security holders (i.e., senior secured debt holders are due to receive payment before junior creditors and equity holders). Additionally, private credit investments will generally offer higher coupons and total return potential than what is available in the liquid credit markets, primarily due to illiquidity and complexity premia. Senior secured loans also generally consist of floating rate cash interest coupons, which OHA believes can be another attractive return attribute in a rising interest rate environment.
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

•Scaled, “One-stop Shop”: OHA believes that the size and breadth of its $88 billion2 platform solving diverse, often complex borrowers across private, liquid and structured credit markets is a distinct sourcing advantage. The resulting frequent dialogue and active engagement contribute to proprietary deal flow with significant repeat lender roles for OHA. These capabilities help maximize the number of opportunities that OHA sources which it considers critical given the highly selective nature of its investment process. OHA’s industry teams are responsible for investments in the private and liquid credit markets, which includes working closely with the Firm’s private credit specialists. This framework allows the relevant investment professional to serve as a single point of contact for a borrower that can deliver OHA’s scale and flexible solutions across the range of the corporate borrower’s financing needs over time. In many cases, OHA believes that management teams and sponsors do not know which financing solution will ultimately prove optimal and/or actionable as they assess their options. OHA can seamlessly partner across a full range of private, liquid or hybrid liquid/private solutions, positioning it to be a true partner of choice that can customize the best credit solution, regardless of the structure or complexity. In turn, OHA believes that it is viewed as a trusted, creative and thoughtful long-term lending partner, strongly positioning it when sponsors and management teams seek partners for proprietary financings or when assembling a small lending group. OHA’s flexibility on structure, combined with size to drive transactions, enable it to be a “one-stop shop” which is particularly relevant for Larger Borrowers who access both private and syndicated markets.
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
•Downside Protection: OHA believes that a key driver of success in private credit investing is the ability to limit credit mistakes and preserve capital. Accordingly, a focus on downside protection has been a core tenet of the Firm’s investment process since inception. This time-tested approach employs a highly disciplined bottom-up, “private equity-style” due diligence process, combined with rigorous transaction structuring to mitigate risk. OHA’s extensive structuring expertise and flexibility combined with its trusted financing partner relationships position it to negotiate highly structured financing solutions that address the unique risks presented by a
2 Assets under management (“AUM”) estimated as of December 31, 2024. Refers to the assets of clients and certain tactical relationships to which OHA provides discretionary and non-discretionary investment management, advisory or sourcing and administrative services. AUM includes net asset value, drawn and undrawn debt at the portfolio level, portfolio value and/or unfunded capital, as applicable. AUM uses USD exchange rates as of the applicable month-end for any non-USD assets. For the CLOs OHA manages, OHA’s AUM is equal to the initial principal of collateral adjusted for paydowns. Additional information on the AUM calculation methodology is available upon request. Private Strategies, Liquid Strategies and Structured Credit are based on the primary strategy of each investment vehicle and/or account each of which may invest in multiple asset classes. The AUM provided here is distinct from regulatory assets under management, GIPS assets under management calculations, and capital under management.

borrower. OHA believes that this focus on downside protection is evidenced by the low losses across its corporate credit strategies, historically including its private lending strategies.
•Significant Workout and Restructuring Expertise: OHA believes that the expertise gained as a leading distressed investor since 1990 offers a competitive advantage in the execution of its private credit strategy. Since 1990, OHA has made approximately $22 billion in distressed investments as of September 30, 2024. OHA seeks to capitalize on this capability when evaluating and structuring private credit investments to ensure that the transaction documentation offers protection across a broad range of outcomes. OHA believes its expertise as a distressed investor also enhances its ability to move with conviction to seize on opportunities resulting from market volatility in its performing investment activities, including private credit. OHA believes that its distressed investment expertise also provides it with a distinct advantage monitoring and managing investments. Should one of OHA’s performing credit investments encounter difficulty, the relevant industry team will leverage OHA’s extensive workout capabilities. The distressed team will work with the industry team to re-evaluate the company and capital structure from a distressed investing perspective and implement a strategy to optimize results.
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
The Company will not invest in pooled investment vehicles, other than special purpose entities or special purpose vehicles and similar constructs employed for deal-related structuring, tax, legal or regulatory purposes.  The Company may originate and/or purchase certain debt assets, including ancillary equity assets through the use of one or more wholly owned or controlled subsidiaries. These subsidiaries will be consolidated with the Company for financial reporting and 1940 Act purposes. The Company complies with the provisions of the 1940 Act governing capital structure and leverage (Section 61) on an aggregate basis with these subsidiaries so that the Company treats the subsidiaries’ debt as its own for purposes of Section 18 of the 1940 Act. Any investment adviser to a subsidiary complies with the provisions of the 1940 Act relating to investment advisory contracts (Section 15) as if it were an investment adviser to the Company under Section 2(a)(20) of the 1940 Act. Any investment advisory agreement between a subsidiary and its investment adviser is a material contract that should be included as an exhibit to the Company’s registration statement. If the same person is the adviser to both the Company and its subsidiary, then, for purposes of complying with Section 15(c), the reviews of the Company’s and the subsidiary’s investment advisory agreements may be combined. A subsidiary complies with provisions of the 1940 Act relating to affiliated transactions and custody (Section 57) and the Company’s custodian will serve as the custodian for each wholly owned or controlled subsidiary.
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
Investment Selection
The Adviser implements its strategy through a highly disciplined and consistent investment process that OHA believes has contributed significantly to its strong performance over time. The key features of this process have been tested through multiple cycles since the Firm’s inception. These features include a deep, fundamental “private equity-style” due diligence process and a focus on loss avoidance and risk-adjusted returns. The investment process leverages the vast library of knowledge that the Firm has gained investing in thousands of companies since the early 1990s. In addition, across its platform, the Firm generally will have investments in several hundred companies at any given time. OHA believes that the strong integration of its investment team positions its investment process to benefit significantly from the vast amount of information gleaned on the broader economy, financial markets and at the industry and company level across the platform. These insights are regularly shared between industry teams, portfolio managers and product specialists through frequent dialogue and collaboration leading to a diversity of perspective from all areas of the Firm. The Company’s investment process will leverage OHA’s over 120-person investment team across the U.S. and Europe.3  OHA believes that the consisten
3 As of December 31, 2024.

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
OHA believes that the integration of its private, liquid and structured credit investment strategies into a $88 billion credit specialist platform solving diverse, often complex financing needs across these markets is a distinct sourcing advantage.4 Notably, the scale of OHA’s firm-wide investment activities creates a high volume and frequency of engagement with sponsors, borrowers and other partners and counterparties. This framework continuously enriches knowledge of issuers, sponsors and their strategic and financing objectives across the OHA platform which drives private lending deal flow. For example, at any given time, OHA may be in dialogue with a sponsor on a private new issue transaction, a syndicated new issue transaction and a stressed or distressed investment that the Firm acquired in the secondary market. That dialogue may be focused on existing portfolio companies, potential new buy-out or M&A opportunities. OHA believes that this frequency of dialogue not only enhances its relationships, but also positions it to engage early when the next financing opportunity arises.
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
OHA emphasizes sectors it believes to be recession-resistant and in which it has significant experience by virtue of its industry specialization. OHA seeks to concentrate its investments in market leading businesses or unique assets and typically focuses on significant asset collateralization, protection through seniority in the capital structure, the quality of transaction documentation, attractive creation multiples and/or a current yield component. OHA believes its expertise
4 Assets under management (“AUM”) estimated as of December 31, 2024. Refers to the assets of clients and certain tactical relationships to which OHA provides discretionary and non-discretionary investment management, advisory or sourcing and administrative services. AUM includes net asset value, drawn and undrawn debt at the portfolio level, portfolio value and/or unfunded capital, as applicable. AUM uses USD exchange rates as of the applicable month-end for any non-USD assets. For the CLOs OHA manages, OHA’s AUM is equal to the initial principal of collateral adjusted for paydowns. Additional information on the AUM calculation methodology is available upon request. Private Strategies, Liquid Strategies and Structured Credit are based on the primary strategy of each investment vehicle and/or account each of which may invest in multiple asset classes. The AUM provided here is distinct from regulatory assets under management, GIPS assets under management calculations, and capital under management.

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
Detailed written reports will typically steer the discussions between the investment team and the Investment Committee members. These reports are used to evaluate an investment’s merits and concerns and, if relevant, will include an analysis of environmental, social and governance (“ESG”) factors. These discussions are critical to the decision to make an investment, or to redirect the diligence process to areas that warrant further evaluation. In most cases, an extensive financial model is constructed to test how cash flows vary under different business scenarios, enriching OHA’s understanding of business strengths, weaknesses and performance outlook for the company and financing options. The process is iterative with the model output prompting further research into the company’s business and market and with the results of that research driving refinements to the model. Moreover, OHA believes that its existing deep industry and company knowledge combined with its rigorous process and often advantaged engagement with borrowers and sponsors enable due diligence that is proprietary and differentiated relative to its peers.
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
OHA believes that its distressed investment expertise, which it has developed and honed in the North American and European markets since its inception, provides it with a distinct advantage monitoring investments. If one of OHA’s performing credit investments encounters difficulty, OHA’s distressed team will work directly with the relevant industry team to re-evaluate the company and capital structure from a distressed investing perspective and implement a strategy to optimize results. The industry team continues to maintain responsibility for their investment, sharing their accumulated knowledge and monitoring the investment through its entire life. OHA believes this collaborative approach is critical to forming a comprehensive understanding of a company’s options in a stressed or distressed scenario, with the goals of preserving capital and capitalizing on opportunities to enhance returns if possible. OHA believes this is a key differentiating factor that has historically benefited performance across its strategies.
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

Administration Agreement

Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to Members and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of our Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. We will reimburse the Administrator for the reasonable fees, costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation, the base compensation, bonus and benefits, rent, utilities, insurance, payroll taxes, bonuses, employee benefits, furnishings, telecommunications and certain information services and certain office expenses, including office supplies and equipment and other similar expenses and the other routine overhead expenses of such investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to the Company (individually and collectively, “Overhead”) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of OHA or any of its affiliates, subject to the limitations described in Advisory and Administration Agreements. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party. The Administrator has hired a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.

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

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Advisory Agreement and the Resource Sharing Agreement and the Administrator or its affiliates pursuant to the Administration Agreement. Each of our executive officers is employed by the Adviser or its affiliates. Our day-to-day investment operations are managed by the Adviser. The services necessary for the sourcing and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates. The investment team will focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments. In addition, we will reimburse the Administrator for its costs, expenses and allocable portion of Overhead, including compensation paid by the Administrator (or its affiliates) to the Company’s chief compliance officer and chief financial officer and their respective staffs as well as other administrative personnel (based on the percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Company).
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

Code of Ethics. We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. This code of ethics is available on the EDGAR Database at the SEC’s internet site at http://www.sec.gov. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.
.
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

Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our Members of at least 90% of our investment company taxable income.

There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, net proceeds from the current offering or return of capital, and we have no limits on the amounts we may pay from such sources. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including how quickly we invest the proceeds from this and any future offering and the performance of our investments. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of this offering will result in us having less funds available to acquire investments. As a result, the return investors realize on their investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute an investor’s interest in us on a percentage basis and may impact the value of an investor’s investment especially if we sell these securities at prices less than the price an investor paid for Shares. Over time, we intend to fund distributions fully from cash flow from operations.

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

Investments that are listed or traded on an exchange and are freely transferrable are valued at either the closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) on the principal exchange on which the investment is listed or traded. Investments for which other market quotations are readily available will typically be valued at those market quotations. To validate market quotations, we will utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Where it is possible to obtain reliable, independent market quotations from a third-party vendor, we will use these quotations to determine the value of our investments. We utilize mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. The Adviser obtains these market quotations from independent pricing services, if available; otherwise from at least two principal market makers or primary market dealers. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment.

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

Decisions on how to vote a proxy generally are made by the Adviser. The Investment Committee and the members of the investment team covering the applicable security often have the most intimate knowledge of both a company’s operations and the potential impact of a proxy vote’s outcome. Decisions are based on a number of factors which may vary depending on a proxy’s subject matter, but are guided by the general policies described in the proxy policy. In addition, the Adviser may determine not to vote a proxy after consideration of the vote’s expected benefit to clients and the cost of voting the proxy. To ensure that its vote is not the product of a conflict of interest, the Adviser will require the members of the Investment Committee to disclose any personal conflicts of interest they may have with respect to overseeing the Company’s investment in a particular company.

Proxy Voting Records

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 1 Vanderbilt Avenue, 16th Floor, New York, NY 10017.
5 A significant observable event generally refers to the material loss of physical assets, a payment default or payment deferral, a bankruptcy filing or a liquidity event relating to the interests held or the issuer.

Reporting Obligations and Available Information
The Company will furnish Members with annual reports containing audited financial statements, quarterly reports and such other periodic reports as the Company determines to be appropriate or as may be required by law. The Company is required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act. Members and the public may view materials the Company files with the SEC free of charge on the SEC’s website (http://www.sec.gov) or by contacting the Company’s investor relations department at ulend.ir@oakhilladvisors.com.

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

Item 1A.    Risk Factors

Investing in our Shares involves a number of significant risks. The following information is a discussion of the material risk factors associated with an investment in our Shares specifically, as well as those factors generally associated with an investment in a company with investment objectives, investment policies, capital structure or trading markets similar to ours. In addition to the other information contained in this Annual Report on Form 10-K, investors should consider carefully the following information before making an investment in our Shares. The risks below are not the only risks we face, but do represent the known material risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of our Shares could decline, and investors may lose all or part of their investment.
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
Various social and political tensions around the world may contribute to increased market volatility, may have long-term effects on the worldwide financial markets and may cause further economic uncertainties worldwide. There can be no assurance these market conditions will not occur or worsen in the future, including as a result of the Russia-Ukraine war, the Israel-Hamas war, outbreaks of disease epidemics and pandemics such as the avian influenza and the coronavirus (COVID-19), rising interest rates or renewed inflationary pressure.
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
The Company is Subject to Risks Relating to Allocation of Investment Opportunities and Related Conflicts.  The Company generally is prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the Independent Board members and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the Company’s outstanding voting securities is an affiliate of the Company for purposes of the 1940 Act, and the Company generally is prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the Independent Board members. The 1940 Act also prohibits certain “joint” transactions with certain of the Company’s affiliates, which could include investments in the same issuers (whether at the same or different times), without prior approval of the Independent Board members and, in some cases, the SEC. If a person acquires more than 25% of the Company’s voting securities, the Company will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit the Company’s ability to transact business with the Company’s officers or Board members or their affiliates. These prohibitions will affect the manner in which investment opportunities are allocated between the Company and other funds managed by OHA or its affiliates. Most importantly, the Company generally is prohibited from co-investing with Other OHA Accounts or affiliates of the Adviser in OHA-originated loans and financings unless the Company co-invests in accordance with the applicable regulatory guidance or with the Co-Investment Exemptive Order. Accordingly, while the Adviser intends to allocate suitable opportunities among the Company and Other OHA Accounts or affiliates of the Adviser based on the principles described above, the prohibition on co-investing with affiliates could significantly limit the scope of investment opportunities available to the Company. In particular, the decision by OHA to allocate an opportunity to one or more Other OHA Investors or to an affiliate of the Adviser, or the existence of a prior co-investment structure, might cause the Company to forgo an investment opportunity that it otherwise would have made. Similarly, the Company generally may be limited in its ability to invest in an issuer in which an Other OHA Investor or affiliate of the Adviser had previously invested.  The Company may in certain circumstances also be required to sell, transfer or otherwise reorganize assets in which the Company has invested with Other OHA Accounts or affiliates of the Adviser at times that the Company may not consider advantageous.
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

Our Business and Operations May Be Negatively Affected by Risks Relating to the Use of Artificial Intelligence. Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, “AI”), and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve. While the Adviser does not use AI at this time to make investment recommendations, the use of AI could exacerbate or create new and unpredictable risks to our business, including by potentially significantly disrupting the markets in which we operate or subjecting us and the Adviser to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of the Company and the Adviser. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by the Adviser.

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
•The Value of Certain Portfolio Investments May Not be Readily Determinable. Many of the Company’s portfolio investments will take the form of securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and will be valued at fair value as determined in good faith by the Adviser, including to reflect significant events affecting the value of the Company’s investments. Most, if not all, of the Company’s investments (other than cash and cash equivalents) will be classified as Level 3 assets under ASC 820. This means that the Company’s portfolio valuations will be based on unobservable inputs and the Company’s assumptions about how market participants would price the asset or liability in question. The inputs into the determination of fair value of portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. The Company has retained the services of one or more independent service providers to review the valuation of these loans and securities. The types of factors that may be taken into account in determining the fair value of investments generally include, as appropriate, comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. The Company’s net asset value could be adversely affected if determinations regarding the fair value of the Company’s investments were materially higher than the values that the Company ultimately realizes upon the disposal of such loans and securities. In addition, the method of calculating the management fee and incentive fee may result in conflicts of interest between the Adviser, on the one hand, and investors on the other hand, with respect to the valuation of investments.
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
•The Company is Subject to Risks Relating to Third-Party Litigation. The Company’s investment activities subject it to the normal risks of becoming involved in litigation initiated by third parties. This risk is somewhat greater where the Company exercises control or influence over a company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent willful misfeasance or gross negligence by the Adviser, be borne by the Company (to the extent not borne by the portfolio companies) and would reduce net assets or could require Company investors to return to the Company distributed capital and earnings. The Adviser and others are indemnified in connection with such litigation, subject to certain conditions.
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

The Company is Subject to Risks Relating to Inflation and Deflation. Certain of the Company’s portfolio companies may be impacted by inflation, which may, in turn, impact the valuation of such portfolio companies. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. While the Federal Reserve raised interest rates throughout 2022 and 2023, as inflation pressures have eased in recent periods, the Federal Reserve has relaxed its monetary policies and cut the interest rates to support the broader economy. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in monetary or economic policies (or expectations that these policies may change). The Company’s investments may not keep pace with inflation, which would adversely affect the real value of Company Members’ investment in the Company. This risk is greater for fixed-income instruments with longer maturities. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.
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

The Company is Subject to Risks Relating to Derivatives.  Generally, derivatives are financial contracts whose value depends on, or is derived from, the value of an underlying asset, reference rate or index, and may relate to individual debt or equity instruments, interest rates, currencies or currency exchange rates, commodities, related indexes and other assets.  The Company may, directly or indirectly, use various derivative instruments including options contracts, futures contracts, forward contracts, options on futures contracts, indexed securities and swap agreements for hedging and risk management purposes. The Company also may use derivative instruments to approximate or achieve the economic equivalent of an otherwise permitted investment (as if the Company directly invested in the loans, claims or securities of the subject issuer) or if such instruments are related to an otherwise permitted investment.. The Company’s use of derivative instruments involves investment risks and transaction costs to which the Company would not be subject absent the use of these instruments and, accordingly, may result in losses that would not occur if such instruments had not been used.  The use of derivative instruments may entail risks including, among others, leverage risk, volatility risk, duration mismatch risk, correlation risk and counterparty risk.
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
The Company is Subject to Risks Relating to Contingent Liabilities.  The Company is expected to incur contingent liabilities in connection with an investment from time to time.  For example, in connection with the disposition of an investment, the Company may be required to make representations about the business and financial affairs of the underlying assets or business, or be responsible for the contents of disclosure documents.  These arrangements may result in the incurrence of accrued expenses, liabilities or contingencies for which the Company may establish reserves or escrow accounts.  The Company also expects to invest in a delayed draw or revolving credit facility.  If the borrower subsequently draws down on the facility, the Company would be obligated to fund the amounts due.  The Company may incur numerous other types of contingent liabilities.  There can be no assurance that the Company will adequately reserve for its contingent liabilities and that such liabilities will not have an adverse effect on the Company.
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
The Company is Subject to Risks Relating to Creditors’ Committee and/or Board Participation.  In connection with some of the investments, the Company may, but is not obligated to, seek representation on official and unofficial creditors’ committees and/or boards (or comparable governing bodies) of the portfolio companies.  While such representation may enable the Adviser to enhance the value of the investments, it may also prevent the Company from disposing of the investments in a timely and profitable manner, because serving on a creditors’ committee increases the possibility that the Company will be deemed an “insider” or a “fiduciary” of the portfolio company.  If the Adviser concludes that its obligations owed to the other parties as a committee or group member conflict with its duties owed to the Company, it may resign from that committee or group, and the Company may not realize the benefits, if any, of participation on the committee or group.  If representation on a creditors’ committee or board causes the Company or the Adviser to be deemed affiliates or related parties of the portfolio company, the securities of such portfolio company held by the Company may become restricted securities, which are not freely tradable.  Participation on a creditors’ committee and/or board representation may also subject the Company to additional liability to which they would not otherwise be subject as an ordinary course, third-party investor.  The Company will indemnify the Adviser or any other person designated by the Adviser for claims arising from such board and/or committee representation, which could adversely affect the return on the investments, subject to certain limitations.  The Company will attempt to balance the advantages and disadvantages of such representation when deciding whether and how to exercise its rights with respect to such portfolio companies, but changes in circumstances could produce adverse consequences in particular situations.

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
Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of the Company or otherwise adversely affect the Company’s business, financial condition and results of operations.
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

The Company is Subject to Risk Relating to the Replacement of LIBOR With an Alternative Reference Rate. The London Interbank Offered Rate (“LIBOR”) was a leading floating rate benchmark used in loans, notes, derivatives and other instruments or investments. As a result of benchmark reforms, publication of all LIBOR settings has ceased. Various financial industry groups and certain regulators have taken actions to establish alternative reference rates (e.g., Secured Overnight Financing Rate (“SOFR”), which measures the cost of overnight borrowings through repurchase agreement transactions collateralized with U.S. Treasury securities and is intended to replace U.S. dollar LIBOR with certain adjustments).

Given the inherent differences between LIBOR and rates like SOFR or any other alternative benchmark rates that may be established, there are many uncertainties regarding the long-term effects of the transition from LIBOR, including, but not limited to, how this will impact the cost and value of variable rate debt and certain derivative financial instruments. In addition, SOFR or other alternative benchmark rates may fail to gain market acceptance. Any failure of SOFR or alternative benchmark rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates.

At this time, it is not possible to predict the effect of any such changes, any establishment of alternative benchmark rates or any other reforms to any floating rate benchmarks that may be enacted in the future. The elimination of LIBOR or any other floating rate benchmark or any other changes or reforms to the determination or supervision of any other floating rate benchmark could have an adverse impact on the market for or value of any linked (or in the case of LIBOR, formerly-linked) securities, loans, and other financial obligations or extensions of credit held by or due to the Company or on the Company’s overall financial condition or results of operations. In addition, when any applicable floating rate benchmark ceases to exist, the Company may need to renegotiate credit agreements extending beyond the related phase out date with portfolio companies that continue to utilize that benchmark as a factor in determining the interest rate, in order to replace the benchmark with the new standard that is established, which may have an adverse effect on the Company’s overall financial condition or results of operations. Following the replacement of such a benchmark, some or all of these credit agreements may bear a lower interest rate, which could have an adverse impact on the Company’s results of operations. If the Company is unable to renegotiate certain terms of its credit facilities, amounts drawn under its credit facilities may bear interest at a higher rate, which would increase the cost of its borrowings and, in turn, affect its results of operations.
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

Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our Members in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus may become subject to corporate-level income tax.  The resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.
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

Cybersecurity Program Overview

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

The information security team at OHA has a diverse and well-rounded skillset, and various tools are deployed to monitor and manage OHA’s security continuously across a variety of threat scenarios and attack vectors. The team is integrated within the technology organization and liaises with business units, compliance, legal, and technology functions to maintain a security-conscious culture across the business. OHA’s Chief Information Security Officer (“CISO”) is a standing member of OHA’s technology leadership and Risk Committee and provides regular reporting on risks and mitigation programs.

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

The Company relies on the Adviser to implement internal controls to manage cybersecurity risk. The Adviser is responsible for deploying preventive and detective security controls, maintaining information security policies, standards, and guidelines, and working with key technology and corporate stakeholders to enforce and monitor ongoing adherence to security controls. The CISO periodically reviews the Adviser’s cybersecurity program, strategy, and operational results with OHA’s Risk Committee which is comprised of senior members of OHA management, as well as with the Board annually. This is designed to properly manage cybersecurity risks and to ensure that our enterprise-wide cybersecurity program is aligned with the business needs.

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

Company Board Oversight of Cybersecurity Risks

The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the Company’s Chief Compliance Officer and the Adviser’s CISO regarding the overall state of the Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.

Company Management's Role in Cybersecurity Risk Management

The Company’s management, including the Company’s CCO, and the CISO of the Adviser, manage the Company’s cybersecurity program. The CCO of the Company oversees the Company’s risk management function generally and relies on the Adviser’s CISO to assist with assessing and managing material risks from cybersecurity threats. The CISO has 15 years of experience in actively managing cybersecurity and information security programs for financial services companies with complex information systems. The CCO has been responsible for this oversight function as CCO to the Company since 2022 and has worked in the financial services industry for 18 years, during which the CCO has gained expertise in assessing and managing risk applicable to the Company.

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

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2024, management is not aware of any pending or threatened material litigation.
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
Holders
As of March 12, 2025, we had three Members of record of the Company’s Shares.
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

The following table summarizes our distributions declared and payable for the year ended December 31, 2024 (dollar amounts in thousands, except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share (1)	Total Distributions
March 6, 2024	March 6, 2024	March 22, 2024	$0.20	$7,625
May 2, 2024	May 8, 2024	May 22, 2024	$0.25	9,769
July 30, 2024	June 28, 2024	August 16, 2024	$0.24	9,349
November 6, 2024	November 7, 2024	November 15, 2024	$0.47	19,596
Total				$46,339
(1) Includes capital gain distributions of $0.2329 per for share for the November 15, 2024 distribution payment.

The following table summarizes our distributions declared and payable for the year ended December 31, 2023 (dollar amounts in thousands, except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
June 2, 2023	June 6, 2023	June 8, 2023	$0.15	$3,222
August 8, 2023	August 31, 2023	September 15, 2023	$0.20	5,011
November 6, 2023	November 14, 2023	November 17, 2023	$0.20	7,934
Total				$16,167

Recent Sales of Unregistered Securities

As of December 31, 2024, the Company has issued 44,724,135 shares for net proceeds of $460.3 million. The following table summarizes share issuances for the year ended December 31, 2024, all of which were issued pursuant to private placements (dollar amounts are in thousands).

	Shares Issued	Proceeds
July 11, 2024	1,964,588	$20,432
September 18, 2024	181,188	40,446
Total	2,145,776	$60,878

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

Overview
The Company is a Delaware limited liability company formed on June 27, 2022. We are an externally managed, closed-end, diversified management investment company that elected to be regulated as a business development company under the 1940 Act. OHA Private Credit Advisors II, L.P. is the investment adviser of the Company. In addition, for U.S. federal income tax purposes, we elected to be treated as a RIC under Subchapter M of the Code, as amended (the “Code”). We were formed to make investments and generate returns in the form of current income and long-term capital appreciation.

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
Revenues

We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. As of December 31, 2024 and as of December 31, 2023, 99.8% and 100.0% of our debt investments based on fair value in our portfolio were at floating rates, respectively. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.
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
2)the Company’s allocable portion of Overhead and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer, chief operating officer, and their respective staffs; (ii) investor relations, legal, operations, treasury and any other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any personnel of OHA or any of its affiliates providing non-investment related services to the Company; and
3)all other expenses of the Company’s operations, administration and transactions including, without limitation, those relating to:
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
(ii)all taxes, fees, costs, and expenses, retainers and/or other payments of accountants, legal counsel, advisors (including tax advisors), administrators, auditors (including, for the avoidance of doubt, the Company’s financial audit, and with respect to any additional auditing required under The Directive 2011/61/EU of the European Parliament and of the Council of 8 June 2011 on Alternative Investment Fund Managers and any applicable legislation implemented by an EEA member state in connection with such Directive (the “AIFMD”)), investment bankers, administrative agents, paying agents, depositaries, custodians, trustees, sub-custodians, consultants (including individuals consulted through expert network consulting firms), engineers, senior advisors, industry experts, operating partners, deal sourcers (including personnel dedicated to but not employed by the Administrator and its affiliates in the credit-focused business of the Adviser), and other professionals (including, for the avoidance of doubt, the costs and charges allocable with respect to the provision of internal legal, tax, accounting, technology, portfolio reconciliation, portfolio compliance and reporting or other services or that are otherwise related to the implementation, maintenance and supervision of the procedures relating to the books and records of the Company and any personnel related thereto, inclusive of their allocated Overhead (including secondees and temporary personnel or consultants that may be engaged on short- or long-term arrangements) as deemed appropriate by the Administrator, with the oversight of the Board, where such internal personnel perform services that would be paid by the Company if outside service providers provided the same services); fees, costs, and expenses herein include (x) fees, costs and expenses for time spent by its in-house attorneys and tax advisors that provide legal advice and/or services to the Company or its portfolio companies on matters related to potential or actual investments and transactions and the ongoing operations of the Company and (y) fees, costs and expenses incurred to provide administrative and accounting services to the Company or its portfolio companies, and fees, costs, expenses and charges incurred directly by the Company or affiliates in connection such services (including overhead related thereto), in each case, (I) that are specifically charged or specifically allocated or attributed by the Administrator, with the oversight of the Board, to the Company or its portfolio companies and (II) provided that any such amounts shall not be greater than what would be paid to an unaffiliated third party for substantially similar advice and/or services of the same skill and expertise, in accordance with the Adviser’s expense allocation policy);
(iii)all fees, costs and expenses of calculating the Company’s NAV, including the cost of any third-party valuation services;

(iv)all fees, costs and expenses of effecting any sales of the Shares and other securities;
(v)any fees, costs and expenses payable under any managing dealer and selected intermediary agreements, if any;
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
(xxxiii)all fees, costs and expenses, including travel, meals, accommodations, entertainment and other similar expenses, incurred by the Adviser or its affiliates for meetings with existing investors and any intermediaries, registered investment advisors, financial and other advisors representing such existing investors; and
(xxxiv)all other fees, costs and expenses incurred by the Administrator in connection with administering the Company’s business.
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
Portfolio and Investment Activity
As of December 31, 2024 and December 31, 2023, based on fair value, our portfolio consisted of 98.5% and 98.1% first lien debt investments, respectively, and 1.5% and 1.9% second lien debt investments, respectively.
As of December 31, 2024 and December 31, 2023, we had investments in 61 and 40 portfolio companies with an aggregate fair value of approximately $423.4 million and $324.3 million, respectively.

Our investment activity for the years ended December 31, 2024 and December 31, 2023 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Year Ended
	December 31, 2024	December 31, 2023
Total investments, beginning of period	318,837	149,464
New investments purchased(1)	209,849	194,717
Net accretion of discount on investments	3,051	1,326
Net realized gain (loss) on investments	187	68
Investments sold or repaid	(111,195)	(26,738)
Total investments, end of period	$420,729	$318,837
(1) Purchases include PIK interest, if applicable.

The following table presents certain selected information regarding our investment portfolio:

	As of
	December 31, 2024	December 31, 2023
Weighted average yield on debt and income producing investments, at amortized cost (1)	10.8%	12.7%
Weighted average yield on debt and income producing investments, at fair value (1)	10.7%	12.5%
Number of portfolio companies	61	40
Weighted average EBITDA (2)	$239.0	$202.0
Average loan-to-value (LTV) (3)	40.8%	41.0%
Percentage of debt investments bearing a floating rate, at fair value	99.8%	100.0%
Percentage of debt investments bearing a fixed rate, at fair value	0.2%	—%
(1)Computed as (a) the annual stated interest rate or yield plus the annual accretion of discounts or less the annual amortization of premiums, as applicable, on income producing securities, divided by (b) the total relevant investments at amortized cost or fair value, as applicable. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)Includes all private debt investments for which fair value is determined by the Adviser as valuation designee in conjunction with a third-party valuation firm and excludes structured products. Amounts are weighted based on fair market value of each respective investment. Amounts were derived from the most recently available financial information provided by the portfolio company and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information. Amounts in millions.
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
Our investments consisted of the following:

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien debt	$414,659	$417,230	$312,788	$318,189
Second lien debt	6,070	6,200	6,049	6,107
Total investments	$420,729	$423,430	$318,837	$324,296
As of December 31, 2024 and December 31, 2023 there were no investments on non-accrual status.

The table below describes investments by industry composition based on fair value as of December 31, 2024 and December 31, 2023:

December 31, 2024
Services: Business	17.9%
High Tech	11.8%
Healthcare, Education and Childcare	10.3%
Insurance	7.7%
Capital Equipment	6.3%
Services: Consumer	6.2%
Finance	5.9%
Chemicals, Plastics and Rubber	5.5%
Consumer Goods: Durable	4.9%
Media: Diversified & Production	4.5%
Aerospace and Defense	3.4%
Printing and Publishing	3.3%
Automobile	3.3%
Construction & Building	1.6%
Technology & Electronics	1.6%
Retail Stores	1.6%
Buildings and Real Estate	1.4%
Broadcasting and Entertainment	1.2%
Containers, Packaging and Glass	0.9%
Ecological	0.7%
Total	100.0%

December 31, 2023
Insurance	12.9%
Services: Consumer	12.5
Healthcare, Education and Childcare	10.4
High Tech	9.9
Services: Business	8.6
Finance	7.5
Aerospace and Defense	7.1
Chemicals, Plastics and Rubber	5.6
Printing and Publishing	4.4
Consumer Goods: Durable	4.4
Automobile	4.4
Construction & Building	3.5
Capital Equipment	2.3
Media: Diversified & Production	2.2
Retail Stores	2.1
Containers, Packaging and Glass	1.2
Broadcasting and Entertainment	1.0
Technology & Electronics	—
Total	100.0%

The tables below describes investments by geographic composition based on fair value as of December 31, 2024 and December 31, 2023:

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$378,303	$381,519	90.1%	87.4%
United Kingdom	13,554	13,553	3.2%	3.1%
Germany	12,129	11,860	2.8%	2.7%
Switzerland	9,955	9,863	2.3%	2.3%
Canada	6,788	6,635	1.6%	1.5%
Total	$420,729	$423,430	100.0%	97.0%

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$312,342	$317,536	97.9%	75.6%
Canada	6,495	6,760	2.1	1.6
Total	$318,837	$324,296	100.0%	77.2%
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

The below table summarizes the Risk Ratings as of December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Risk Rating 1	$77,027	18.2%	$56,878	17.6%
Risk Rating 2	328,923	77.7	257,231	79.3
Risk Rating 3	17,480	4.1	10,187	3.1
Risk Rating 4	—	—	—	—
Risk Rating 5	—	—	—	—
Total investments	$423,430	100.0%	$324,296	100.0%
The weighted average Risk Rating of our debt investment portfolio was 1.86 and 1.86 as of December 31, 2024 and December 31, 2023, respectively, and there were no debt investments assigned a Risk Rating of 4 or 5 as of December 31, 2024 and December 31, 2023.

Results of Operations
The following table represents the operating results:

	For the Year Ended		For the Period from December 15, 2022 (commencement of operations) to
	December 31, 2024	December 31, 2023	December 31, 2022
Total investment income	$50,603	$29,406	$—
Net expenses	10,883	8,107	442
Net investment income (loss)	39,720	21,299	(442)
Net realized gain (loss)	(11,572)	11,991	924
Net unrealized appreciation (depreciation)	(26,410)	2,197	808
Net increase (decrease) in net assets resulting from operations	$1,738	$35,487	$1,290
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.
Investment Income
Investment income was as follows:

	For the Year Ended		For the Period from December 15, 2022 (commencement of operations) to
	December 31, 2024	December 31, 2023	December 31, 2022
Interest income	$47,735	$27,257	$—
Other income	2,868	2,149	—
Total investment income	$50,603	$29,406	$—

For the years ended December 31, 2024 and December 31, 2023, total investment income was approximately $50.6 million and $29.4 million, respectively. The size of our investment portfolio at fair value was approximately $423.4 million and $324.3 million, respectively. Our weighted average yield on debt and income producing investments at fair value was 10.7% and 12.5%, respectively.
Expenses
Expenses were as follows:

	For the Year Ended		For the Period from December 15, 2022 (commencement of operations) to
	December 31, 2024	December 31, 2023	December 31, 2022
Management fees	$2,777	$1,698	$33
Income incentive fee	5,618	3,064	—
Capital gains incentive fee	—	1,183	—
Professional fees	1,150	896	203
Board of Managers fees	211	210	33
Administrative services expenses	358	352	9
Amortization of offering costs	—	382	35
Organizational costs	—	—	129
Other general & administrative	1,092	1,315	—
Total expenses before taxes	11,206	9,100	442
Incentive fee waiver	(395)	(1,032)	—
Excise tax	72	39	—
Total expenses	$10,883	$8,107	$442
Management Fees
For the years ended December 31, 2024 and December 31, 2023, management fees were approximately $2.8 million and $1.7 million, respectively. As of December 31, 2024 and December 31, 2023, $0.8 million and $1.0 million, respectively, remained payable. Management fees are payable monthly in arrears at an annual rate of 0.65% of the value of our net assets as of the beginning of the first calendar day of the applicable month.

Income Based Incentive Fees

For the years ended December 31, 2024 and December 31, 2023, income based incentive fees were approximately $5.6 million and $3.1 million, respectively, before incentive fees waivers. For the years ended December 31, 2024 and December 31, 2023, the Adviser waived $0.4 million and $1.0 million in income incentive fees in accordance with the annual Operating Expense Cap (as defined in Note 2). As of December 31, 2024 and December 31, 2023, approximately $5.2 million and $2.0 million, respectively, of income based incentive fees remained payable.
Capital Gains Incentive Fees
For the year ended December 31, 2024, the Company incurred no capital gains incentive fees. For the year ended December 31, 2023, the Company incurred $1.2 million and as of December 31, 2023, $1.2 million remained payable. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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

Total other expenses were approximately $2.8 million and $3.2 million for the years ended December 31, 2024 and December 31, 2023, primarily comprised of approximately $1.2 million and $0.9 million of professional fees (including legal, audit, and tax) and approximately $1.1 million and $1.3 million of other general and administrative expenses (including insurance, research, and other allocated costs), respectively.
Under the terms of the Administration Agreement and the Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the year ended December 31, 2024 and for the year ended December 31, 2023, the Administrator charged $0.4 million and $0.0 million, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.
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

For the year ended December 31, 2024, we incurred $0.1 million of U.S. federal excise tax. For the year ended December 31, 2023, we incurred $0.0 million of U.S. federal excise tax.
Net Realized Gain (Loss)
The realized gains and losses were comprised of the following:

	For the Year Ended		For the Period from December 15, 2022 (commencement of operations) to
	December 31, 2024	December 31, 2023	December 31, 2022
Net realized gain (loss) on investments	$187	$68	$—
Net realized gain (loss) on foreign currency transactions	(383)	1,145	924
Net realized gain (loss) on foreign currency forward contracts	(11,376)	10,778	—
Net realized gain (loss)	$(11,572)	$11,991	$924

For the years ended December 31, 2024 and December 31, 2023, we generated a net realized loss of approximately $11.6 million and a net realized gain of $12.0 million, respectively, which was primarily comprised of realized activity on foreign currency forward contracts and foreign currency transactions during these periods. For the years ended December 31, 2024 and December 31, 2023, the net realized movement on foreign currency forward contracts were mainly due to EUR forward contracts.

Net Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following:

	For the Year Ended		For the Period from December 15, 2022 (commencement of operations) to
	December 31, 2024	December 31, 2023	December 31, 2022
Net change in unrealized gain (loss) on investments	$(2,758)	$5,337	$122
Net change in unrealized gain (loss) on foreign currency forward contracts	(23,652)	(3,140)	686
Net change in unrealized appreciation (depreciation)	$(26,410)	$2,197	$808
For the year ended December 31, 2024, net unrealized losses were primarily due to depreciation on the foreign currency forward contracts and unrealized losses on investments due to negative valuation adjustments. For the year ended December 31, 2023, net unrealized gains were driven by tightening spreads and positive valuation adjustments driven by underlying portfolio company performance.
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
There were no outstanding borrowings as of December 31, 2024 and December 31, 2023. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.
As of December 31, 2024, cash taken together with our uncalled capital commitments of $83.5 million, is expected to be sufficient for our investing activities and to conduct our operations.

As of December 31, 2024, we had approximately $42.2 million in cash. During the year ended December 31, 2024, we used approximately $89.2 million in cash for operating activities, primarily due to investment purchases of $209.0 million partially offset by sales and principal repayments of $111.2 million. Cash provided by financing activities was approximately $14.2 million during the year ended December 31, 2024, which was primarily due to proceeds from issuance of common shares of $60.9 million, offset by $46.3 million of distributions paid.
As of December 31, 2023, we had approximately $117.3 million in cash. During the year ended December 31, 2023, we used $268.0 million in cash for operating activities, primarily due to a decrease in investments payable of $149.4 million and investment purchases of $194.7 million, offset by sales and principal repayments of $26.7 million. Cash provided by financing activities was $197.9 million during the period, which was primarily the result of proceeds from the issuance of additional Shares of $212.9 million.
Equity
Subscriptions and Drawdowns

As of December 31, 2024 and December 31, 2023, we had 44,724,135 and 38,954,613, respectively, of Shares issued and outstanding with a par value of $0.01 per Share.
We have entered into subscription agreements with investors providing for the private placement of our Shares. Under the terms of the subscription agreements, each investor is required to fund drawdowns to purchase our Shares up to the amount of their respective Capital Commitment on an as-needed basis each time our Adviser delivers a capital call notice to such investor.

The following table summarizes capital activity during the year ended December 31, 2024:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	38,954,613	$390	$398,535	$6,522	$11,561	$3,005	$420,013
Common Shares issued	5,769,522	57	60,821	—	—	—	60,878
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	39,720	—	—	39,720
Net realized gain (loss)	—	—	—	—	(11,572)	—	(11,572)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(2,758)	(2,758)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(23,652)	(23,652)
Distributions declared	—	—	—	(36,582)	(9,757)	—	(46,339)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	(73)	(2,482)	2,555	—	—
Balance end of period	44,724,135	$447	$459,283	$7,178	$(7,213)	$(23,405)	$436,290

The following table summarizes capital activity during the year ended December 31, 2023:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	18,648,373	$186	$186,232	$539	$—	$808	$187,765
Common Shares issued	20,306,240	204	212,724	—	—	—	212,928
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	21,299	—	—	21,299
Net realized gain (loss)	—	—	—	—	11,991	—	11,991
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	5,337	5,337
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(3,140)	(3,140)
Distributions declared	—	—	—	(15,481)	(686)	—	(16,167)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	(421)	165	256	—	—
Balance end of period	38,954,613	$390	$398,535	$6,522	$11,561	$3,005	$420,013

Distributions

We expect to pay quarterly distributions. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share (1)	Total Distributions
March 6, 2024	March 6, 2024	March 22, 2024	$0.20	$7,625
May 2, 2024	May 8, 2024	May 22, 2024	$0.25	9,769
July 30, 2024	June 28, 2024	August 16, 2024	$0.24	9,349
November 6, 2024	November 7, 2024	November 15, 2024	$0.47	19,596
Total				$46,339

(1) Includes capital gain distributions of $0.2329 per for share for the November 15, 2024 distribution payment.

The following table summarizes distributions declared during the year December 31, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
June 2, 2023	June 6, 2023	June 8, 2023	$0.15	$3,222
August 8, 2023	August 31, 2023	September 15, 2023	$0.20	5,011
November 6, 2023	November 14, 2023	November 17, 2023	$0.20	7,934
Total				$16,167

Off-Balance Sheet Arrangements
Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2024 and December 31, 2023, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	December 31, 2024	December 31, 2023
Unfunded delayed draw commitments	$35,950	$29,405
Unfunded revolving commitments	28,764	20,442
Total unfunded commitments	$64,714	$49,847
Investor Commitments
As of December 31, 2024, the Company had $543.8 million in total capital commitments from investors, $83.5 million of which was undrawn. As of December 31, 2023, the Company had $552.0 million in total capital commitments from investors, $152.6 million of which was undrawn.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2024, management was not aware of any pending or threatened litigation.
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
Recent Developments

On March 4, 2025, the Company declared a distribution of $0.23 per Share, all of which is payable on March 14, 2025, to Members of record as of March 5, 2025.
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
Investments that are listed or traded on an exchange and are freely transferable are valued at either the closing price (in the case of securities and futures) or the mean of the closing bid and offer (in the case of options) on the principal exchange on which the investment is listed or traded. Investments for which other market quotations are readily available will typically be valued at those market quotations. To validate market quotations, the Company will utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Where it is possible to obtain reliable, independent market quotations from a third-party vendor, the Company will use these quotations to determine the value of its investments. The Company utilizes mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. The Adviser obtains these market quotations from independent pricing services, if available; otherwise from one or more broker quotes. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment.
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
As of December 31, 2024, 99.8% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	December 31, 2024
Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$13,443	$—	$13,443
Up 200 basis points	$8,962	$—	$8,962
Up 100 basis points	$4,481	$—	$4,481
Down 100 basis points	$(4,481)	$—	$(4,481)
Down 200 basis points	$(8,962)	$—	$(8,962)
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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
OHA Senior Private Lending Fund (U) LLC:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of OHA Senior Private Lending Fund (U) LLC and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for the years ended December 31, 2024 and 2023 and for the period from December 15, 2022 (commencement of operations) to December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023 and for the period from December 15, 2022 (commencement of operations) to December 31, 2022, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2024 and 2023, by correspondence with agent banks; when replies were not received, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2022.
Fort Worth, Texas
March 12, 2025

OHA Senior Private Lending Fund (U) LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	As of
	December 31, 2024	December 31, 2023
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments (cost of $420,729 and $318,837 at December 31, 2024 and December 31, 2023, respectively)	$423,430	$324,296
Cash and cash equivalents	42,218	117,255
Interest receivable	3,831	1,937
Receivable for investments sold	55	1,902
Total assets	$469,534	$445,390

LIABILITIES
Payable for investments purchased	—	74
Collateral payable on forward currency exchange contracts	160	17,590
Management fees payable	751	1,015
Income incentive fee payable	5,221	2,032
Capital gains incentive fee payable	—	1,183
Unrealized depreciation on foreign currency forward contracts	26,106	2,454
Accrued expenses and other liabilities	1,006	1,029
Total liabilities	$33,244	$25,377

Commitments and contingencies (Note 8)

NET ASSETS
Common shares, $0.01 par value (44,724,135 and 38,954,613 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively)	447	390
Additional paid in capital	459,283	398,535
Distributable earnings (loss)	(23,440)	21,088
Total net assets	$436,290	$420,013
Total liabilities and net assets	$469,534	$445,390
Net asset value per share	$9.76	$10.78
See accompanying notes to the consolidated financial statements.

OHA Senior Private Lending Fund (U) LLC
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	For the Year Ended		For the Period from December 15, 2022 (commencement of operations) to
	December 31, 2024	December 31, 2023	December 31, 2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$47,735	$27,257	$—
Other income	2,868	2,149	—
Total investment income	$50,603	$29,406	$—

Expenses:
Management fees	$2,777	$1,698	$33
Income incentive fee	5,618	3,064	—
Capital gains incentive fee	—	1,183	—
Professional fees	1,150	896	203
Board of Managers fees	211	210	33
Administrative service expenses	358	352	9
Organizational costs	—	—	129
Other general & administrative	1,092	1,315	—
Amortization of deferred offering costs	—	382	35
Total expenses	$11,206	$9,100	$442
Incentive fee waiver	(395)	(1,032)	—
Total expense, net of fee waivers	$10,811	$8,068	$442
Total investment income before taxes	39,792	21,338	(442)
Excise tax expense	72	39	—
Net investment income	$39,720	$21,299	$(442)

Realized and unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	$187	$68	$—
Foreign currency transactions	(383)	1,145	924
Foreign currency forward contracts	(11,376)	10,778	—
Net realized gain (loss)	$(11,572)	$11,991	$924

Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(2,758)	5,337	122
Foreign currency forward contracts	(23,652)	(3,140)	686
Net unrealized appreciation (depreciation)	(26,410)	2,197	808
Net realized and unrealized gain (loss)	(37,982)	14,188	1,732
Net increase (decrease) in net assets resulting from operations	$1,738	$35,487	$1,290

Weighted average common shares outstanding	41,073,741	25,556,166	3,057,946
See accompanying notes to the consolidated financial statements.

OHA Senior Private Lending Fund (U) LLC
Consolidated Statements of Changes in Net Assets
(in thousands)

	For the Year Ended		For the Period from December 15, 2022 (commencement of operations) to
	December 31, 2024	December 31, 2023	December 31, 2022
Operations:
Net investment income	$39,720	$21,299	$(442)
Net realized gain (loss)	(11,572)	11,991	$924
Net change in unrealized appreciation (depreciation)	(26,410)	2,197	$808
Net increase (decrease) in net assets resulting from operations	$1,738	$35,487	$1,290

Share transactions:
Common shares issued	$60,878	$212,928	$186,475
Distributions to common shareholders	(46,339)	(16,167)	$—
Net increase (decrease) from share transactions	$14,539	$196,761	$186,475
Total increase (decrease) in net assets	$16,277	$232,248	$187,765
Net Assets, beginning of period	420,013	187,765	$—
Net Assets, end of period	$436,290	$420,013	$187,765
See accompanying notes to the consolidated financial statements.

OHA Senior Private Lending Fund (U) LLC
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended		For the Period from December 15, 2022 (commencement of operations) to
	December 31, 2024	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,738	$35,487	$1,290
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	2,758	(5,337)	(122)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	23,652	3,140	(686)
Net realized (gain) loss on investments	(187)	(68)	—
Net realized (gain) loss on foreign currency transactions	383	(1,145)	(924)
Net realized (gain) loss on foreign currency forward contracts	11,376	(10,778)	—
Payment-in-kind interest capitalized	(875)	(6)	—
Net accretion of discount and amortization of premium	(3,051)	(1,326)	—
Amortization of deferred offering costs	—	382	—
Purchases of investments	(208,974)	(194,711)	(149,464)
Proceeds from sale of investments and principal repayments	111,195	26,738	—
Proceeds from settlement of foreign currency forward contracts	(11,376)	10,778	—
Increase (decrease) in assets and liabilities:
Interest receivable	(1,894)	(1,937)	—
Receivable for investments sold	1,847	(1,902)	—
Payable for investments purchased	(74)	(149,390)	149,464
Collateral on forward currency exchange contracts	(17,430)	17,590	—
Management fee payable	(264)	982	33
Income incentive fee payable	3,189	2,032	—
Capital gains incentive fee payable	(1,183)	1,183	—
Board of Managers fee payable	—	(33)	33
Accrued expenses and other liabilities	(23)	272	757
Net cash provided by (used in) operating activities	(89,193)	(268,049)	381

Cash flows from financing activities:
Proceeds from issuance of common shares, inclusive of change in receivable for issuance of common shares	60,878	212,928	186,475
Distributions paid in cash	(46,339)	(16,167)	—
Proceeds received from foreign currency settlement	(383)	1,145	924
Deferred offering costs paid	—	—	(382)
Net cash provided by (used in) financing activities	14,156	197,906	187,017
Net increase (decrease) in cash and cash equivalents	(75,037)	(70,143)	187,398
Cash and cash equivalents, beginning of period	117,255	$187,398	$—
Cash and cash equivalents, end of period	$42,218	$117,255	$187,398

Supplemental disclosure of cash flow information:
Receivable for issuance of common shares	$—	$99,266	$—

See accompanying notes to the consolidated financial statements.

OHA Senior Private Lending Fund (U) LLC
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments-non-controlled/non-affiliated (1)	Footnotes	Reference Rate and Spread				Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Investments— non-controlled/non-affiliated
First Lien Debt
Aerospace and Defense
Evergreen IX Borrower 2023 LLC	(4) (5)	S +	4.75%			9.08%	9/30/2030	$5,376	$5,306	$5,376	1.23%
Evergreen IX Borrower 2023 LLC	(4) (5) (6)	S +	4.75%			9.08%	10/1/2029	599	(7)	—	—
Farsound Aviation Limited	(4) (5) (8)	P +	5.25%			9.78%	12/3/2031	5,238	5,186	5,186	1.19
Farsound Aviation Limited	(4) (5) (6) (8)	P +	5.25%			9.78%	12/3/2031	952	—	—	—
Mantech International CP	(4) (5) (7)	S +	5.00%			9.59%	9/14/2029	3,733	3,675	3,733	0.85
Mantech International CP	(4) (5) (6)	S +	5.00%			9.59%	9/14/2029	566	(8)	—	—
Mantech International CP	(4) (5) (6)	S +	5.00%			9.59%	9/14/2028	444	(6)	—	—
STS Aviation Group	(4) (5) (6)	S +	5.00%			9.48%	10/8/2031	20	—	—	—
STS Aviation Group	(4) (5)	S +	5.00%			9.48%	10/8/2031	72	72	72	0.02
STS Aviation Group	(4) (5) (6)	S +	5.00%			9.48%	10/8/2030	8	4	4	—
									14,222	14,371	3.29
Automobile
Mammoth Holdings, LLC	(4) (5) (6)	S +	6.00%			10.64%	11/15/2029	909	(7)	—	—
Mammoth Holdings, LLC	(4) (5)	S +	6.00%			10.33%	11/15/2030	7,200	7,136	7,200	1.65
Mammoth Holdings, LLC	(4) (5)	S +	6.00%			10.64%	11/15/2030	1,809	1,794	1,809	0.42
Wheels Bidco, Inc.	(4) (5)	S +	5.50%			10.07%	11/3/2031	5,000	4,951	4,950	1.13
									13,874	13,959	3.20
Broadcasting and Entertainment
Broadcast Music, Inc.	(4) (5) (7)	S +	5.75%			10.39%	2/8/2030	4,883	4,818	4,883	1.12
Broadcast Music, Inc.	(4) (5) (6)	S +	5.75%			10.39%	2/8/2030	892	(11)	—	—
									4,807	4,883	1.12
Buildings and Real Estate
Associations, Inc.	(4) (5) (6)	S +	6.50%			11.28%	7/3/2028	286	143	143	0.03
Associations, Inc.	(4) (5) (6)	S +	6.50%			11.32%	7/3/2028	357	59	60	0.01
Associations, Inc.	(4) (5)	S +	6.50%			11.32%	7/3/2028	4,593	4,590	4,593	1.05
Associations, Inc.	(4) (5)			(14.25	% PIK)	14.25%	5/3/2030	282	282	282	0.07
Associations, Inc.	(4) (5)			(14.25	% PIK)	14.25%	5/3/2030	739	738	739	0.17

Investments-non-controlled/non-affiliated (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
							5,812	5,817	1.33

Capital Equipment
AI Titan Parent Inc.	(4) (5) (6)	S +	4.75%	9.11%	8/29/2031	1,557	—	(8)	—
AI Titan Parent Inc.	(4) (5) (6)	S +	4.75%	9.11%	8/29/2031	973	(5)	(5)	—
AI Titan Parent Inc.	(4) (5)	S +	4.75%	9.11%	8/29/2031	7,786	7,748	7,747	1.78
Ohio Transmission Corporation	(4) (5) (6)	S +	5.50%	9.83%	12/19/2029	1,000	242	250	0.06
Ohio Transmission Corporation	(4) (5) (6)	S +	5.50%	9.83%	12/19/2030	1,496	518	531	0.12
Ohio Transmission Corporation	(4) (5)	S +	5.50%	9.83%	12/19/2030	7,524	7,457	7,524	1.72
Truck-Lite Co., LLC	(4) (5) (6)	S +	5.75%	10.27%	2/13/2031	1,156	(10)	—	—
Truck-Lite Co., LLC	(4) (5) (6)	S +	5.75%	10.27%	2/13/2030	1,156	(10)	—	—
Truck-Lite Co., LLC	(4) (5)	S +	5.75%	10.27%	2/13/2031	10,609	10,513	10,609	2.43
							26,453	26,648	6.11

Chemicals, Plastics and Rubber
ASP Unifrax Holdings, Inc.	(5)	S +	7.75%	12.35%	9/28/2029	5,061	4,856	5,130	1.18
BCPE HIPH Parent, Inc.	(4) (5) (6)	S +	5.75%	10.11%	10/7/2030	1,031	896	912	0.21
BCPE HIPH Parent, Inc.	(4) (5)	S +	5.75%	10.11%	10/7/2030	3,022	2,959	2,999	0.69
Meridian Adhesives Group, Inc.	(4) (5)	S +	5.75%	11.57%	9/1/2028	100	100	100	0.02
Meridian Adhesives Group, Inc.	(4) (5)	S +	5.75%	10.08%	9/3/2029	12,940	12,536	12,940	2.96
Meridian Adhesives Group, Inc.	(4) (5)	S +	5.75%	10.08%	9/3/2029	1,260	1,222	1,260	0.29
							22,569	23,341	5.35
Construction & Building
FloWorks International	(4) (5)	S +	4.75%	9.27%	11/26/2031	89	89	88	0.02
FloWorks International	(4) (5) (6)	S +	4.75%	9.27%	11/26/2031	11	—	—	—
NRO Holdings III Corp.	(4) (5)	S +	5.25%	9.91%	7/15/2031	6,639	6,576	6,573	1.51
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%	9.91%	7/15/2031	2,080	—	(21)	(0.01)
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%	9.59%	7/15/2030	1,050	80	80	0.02
							6,745	6,720	1.54
Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	11.74%	6/23/2028	3,177	3,112	3,026	0.69
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	11.74%	6/23/2028	668	653	636	0.15
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	6.50%	11.99%	6/23/2028	1,309	1,290	1,256	0.29
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	11.74%	6/23/2028	6,817	6,673	6,493	1.49
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	11.74%	6/23/2028	2,265	2,217	2,158	0.49
Poly-Wood, LLC	(4) (5) (6)	S +	5.75%	10.11%	3/20/2030	1,350	—	—	—
Poly-Wood, LLC	(4) (5) (6)	S +	5.75%	10.11%	3/20/2030	1,350	(13)	—	—

Investments-non-controlled/non-affiliated (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Poly-Wood, LLC	(4) (5)	S +	5.75%	10.11%	3/20/2030	7,146	7,074	7,146	1.64
							21,006	20,715	4.75
Containers, Packaging and Glass
PPC Flexible Packaging	(4) (5)	S +	6.00%	10.48%	9/30/2028	4,018	3,959	4,018	0.92
							3,959	4,018	0.92
Ecological
Rock Star Mergersub, LLC	(4) (5)	S +	4.75%	9.15%	12/15/2031	3,091	3,076	3,076	0.70
Rock Star Mergersub, LLC	(4) (5) (6)	S +	4.75%	9.15%	12/15/2031	420	47	47	0.01
Rock Star Mergersub, LLC	(4) (5) (6)	S +	4.75%	9.15%	12/15/2031	989	—	(5)	—
							3123	3,118	0.71
Finance
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.75%	9.49%	12/29/2028	660	657	660	0.15
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.75%	9.11%	12/29/2028	5,898	5,855	5,898	1.35
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.75%	9.49%	12/29/2028	2,313	2,296	2,313	0.53
Beacon Pointe Advisors, LLC	(4) (5) (6)	S +	4.75%	9.49%	12/29/2027	627	(3)	—	—
Cliffwater LLC	(4) (5)	S +	4.50%	8.86%	10/7/2030	5,955	5,903	5,955	1.37
Cliffwater LLC	(4) (5) (6)	S +	4.50%	8.86%	10/7/2030	1,000	(8)	—	—
Spectrum Automotive Holdings, Corp.	(4) (5) (6)	S +	5.25%	9.58%	6/29/2027	305	(5)	—	—
Spectrum Automotive Holdings, Corp.	(4) (5)	S +	5.25%	9.58%	6/29/2028	8,022	7,853	8,022	1.84
Spectrum Automotive Holdings, Corp.	(4) (5)	S +	5.25%	9.58%	6/29/2028	2,237	2,188	2,237	0.51
							24,736	25,085	5.75
Healthcare, Education and Childcare
Coding Solutions Acquistion Inc.	(4) (5)	S +	5.00%	9.33%	8/7/2031	4,408	4,370	4,386	1.00
Coding Solutions Acquistion Inc.	(4) (5) (6)	S +	5.00%	9.33%	8/7/2031	672	(5)	(3)	—
Coding Solutions Acquistion Inc.	(4) (5) (6)	S +	5.00%	9.33%	8/7/2031	420	363	365	0.08
Gateway US Holdings, Inc.	(4) (5)	S +	4.75%	9.08%	9/22/2028	3,211	3,211	3,211	0.74
Gateway US Holdings, Inc.	(4) (5) (6)	S +	4.75%	9.08%	9/22/2028	131	—	—	—
Gateway US Holdings, Inc.	(4) (5)	S +	4.75%	9.08%	9/22/2028	167	167	167	0.04
Gateway US Holdings, Inc.	(4) (5)	S +	4.75%	9.08%	9/22/2028	737	726	737	0.17
Medvet Associates LLC	(4) (5)	S +	4.75%	9.11%	6/25/2031	8,000	7,962	7,960	1.82
Medvet Associates LLC	(4) (5) (6)	S +	4.75%	9.11%	6/25/2031	2,000	—	(10)	—
Model N, Inc.	(4) (5) (6)	S +	5.00%	9.33%	6/27/2031	774	(4)	(4)	—
Model N, Inc.	(4) (5) (6)	S +	5.00%	9.33%	6/27/2031	1,452	—	(7)	—
Model N, Inc.	(4) (5)	S +	5.00%	9.33%	6/27/2031	7,097	7,064	7,062	1.62
Next Holdco, LLC	(4) (5)	S +	5.75%	10.27%	11/12/2030	5,063	4,996	5,063	1.16
Next Holdco, LLC	(4) (5) (6)	S +	5.75%	10.27%	11/12/2030	1,308	(16)	—	—
Next Holdco, LLC	(4) (5) (6)	S +	5.75%	10.27%	11/9/2029	491	(6)	—	—
PetVet Care Centers, LLC	(4) (5)	S +	6.00%	10.36%	11/15/2030	10,598	10,504	10,333	2.37

Investments-non-controlled/non-affiliated (1)	Footnotes	Reference Rate and Spread				Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
PetVet Care Centers, LLC	(4) (5) (6)	S +	6.00%			10.36%	11/15/2030		1,396	—	(35)	(0.01)
PetVet Care Centers, LLC	(4) (5) (6)	S +	6.00%			10.36%	11/15/2029		1,396	(11)	(35)	(0.01)
TecoStar Holdings, Inc.	(4) (5)	S +	8.50%	(4.50	% PIK)	13.18%	7/6/2029		4,236	4,155	4,236	0.97
										43,476	43,426	9.95
High Tech
CentralSquare Technologies, LLC	(4) (5) (6)	S +	5.75%			10.63%	4/12/2030		867	(10)	(4)	—
CentralSquare Technologies, LLC	(4) (5)	S +	6.25%	(3.38	% PIK)	10.63%	4/12/2030		7,801	7,715	7,762	1.78
Eagan Sub, Inc.	(4) (5) (6)	S +	5.25%			9.59%	6/1/2029		2,900	(32)	—	—
Eagan Sub, Inc.	(4) (5)	S +	5.25%			9.59%	6/3/2030		14,319	14,139	14,318	3.28
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%			9.59%	7/2/2031		1,833	717	714	0.16
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%			9.59%	7/2/2031		733	(2)	(2)	—
Everbridge Holdings, LLC	(4) (5)	S +	5.00%			9.59%	7/2/2031		7,333	7,316	7,315	1.68
Greenway Health, LLC	(4) (5)	S +	6.75%			11.08%	4/1/2029		9,089	8,935	9,179	2.11
Kaseya, Inc.	(4) (5)	S +	5.50%			10.09%	6/25/2029		9	9	9	—
Kaseya, Inc.	(4) (5)	S +	5.50%			10.09%	6/25/2029		2,543	2,505	2,543	0.58
Kaseya, Inc.	(4) (5) (6)	S +	5.50%			10.09%	6/25/2029		144	28	30	0.01
Kaseya, Inc.	(4) (5) (6)	S +	5.50%			9.83%	6/25/2029		154	37	39	0.01
PDI TA Holdings, Inc.	(4) (5) (6)	S +	5.50%			10.00%	2/3/2031		402	221	223	0.05
PDI TA Holdings, Inc.	(4) (5)	S +	5.50%			10.09%	2/3/2031		1,716	1,701	1,712	0.39
PDI TA Holdings, Inc.	(4) (5) (6)	S +	5.50%			10.09%	2/3/2031		173	(2)	—	—
										43,277	43,838	10.05
Insurance
Integrity Marketing Acquisition, LLC	(4) (5)	S +	5.00%			9.51%	8/25/2028		5,686	5,659	5,657	1.30
MAI Capital Management Intermediate, LLC	(4) (5)	S +	4.75%			9.08%	8/29/2031		2,765	2,752	2,751	0.63
MAI Capital Management Intermediate, LLC	(4) (5) (6)	S +	4.75%			9.08%	8/29/2031		1,625	512	507	0.11
MAI Capital Management Intermediate, LLC	(4) (5) (6)	S +	4.75%			9.08%	8/29/2031		610	78	78	0.02
Peter C. Foy & Associates Insurance Services, LLC	(4) (5)	S +	6.50%			10.86%	11/1/2028		99	98	99	0.02
Peter C. Foy & Associates Insurance Services, LLC	(4) (5)	S +	5.50%			10.59%	11/1/2028		6,485	6,391	6,485	1.49
Peter C. Foy & Associates Insurance Services, LLC	(4) (5)	S +	5.50%			9.83%	11/1/2028		1,784	1,758	1,784	0.41
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (6)	S +	5.50%			10.59%	11/1/2027		310	(4)	—	—
RSC Acquisition, Inc.	(4) (5)	S +	4.75%			9.08%	11/1/2029		6,937	6,864	6,902	1.58
Shelf Bidco Ltd.	(4) (5) (8)	S +	5.00%			9.65%	12/31/2031		8,409	8,368	8,367	1.92
THG Acquisition, LLC	(4) (5)	S +	4.75%			9.11%	10/31/2031		75	75	75	0.02
THG Acquisition, LLC	(4) (5) (6)	S +	4.75%			9.11%	10/31/2031		17	—	—	—
THG Acquisition, LLC	(4) (5) (6)	S +	4.75%			9.11%	10/31/2031		8	1	1	—
										32,552	32,706	7.50
Media: Diversified & Production
Aurelia Netherlands Midco 2 B.V.	(4) (5) (8)	E +	5.75%			8.93%	5/1/2031	EUR	11,569	12,129	11,860	2.72

Investments-non-controlled/non-affiliated (1)	Footnotes	Reference Rate and Spread				Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Circana Group, L.P.	(4) (5)	S +	5.00%			9.59%	12/1/2028	EUR	7,019	6,867	6,949	1.59
Circana Group, L.P.	(4) (5) (6)	S +	5.00%			9.35%	12/1/2027		488	88	93	0.02
										19,084	18,902	4.33
Printing and Publishing
Recorded Books Inc.	(4) (5) (6)	S +	5.75%			10.26%	8/31/2028		1,160	(15)	(3)	—
Recorded Books Inc.	(4) (5)	S +	5.75%			10.26%	9/3/2030		14,196	13,982	14,161	3.25
										13,967	14,158	3.25
Retail Stores
New Look Vision Group, Inc.	(4) (5) (8)	S +	6.00%	(2.00	% PIK)	10.48%	5/26/2028		145	140	144	0.03
New Look Vision Group, Inc.	(4) (5) (7) (8)	C +	6.00%	(2.00	% PIK)	9.49%	5/26/2028	CAD	6,203	4,371	4,280	0.98
New Look Vision Group, Inc.	(4) (5) (6) (8)	C +	5.50%			9.03%	5/26/2026	CAD	850	188	134	0.03
New Look Vision Group, Inc.	(4) (5) (7) (8)	C +	5.50%			8.99%	5/26/2028	CAD	415	292	282	0.07
New Look Vision Group, Inc.	(4) (5) (8)	S +	5.50%			9.98%	5/26/2028		1,287	1,236	1,255	0.29
New Look Vision Group, Inc.	(4) (5) (7) (8)	C +	5.50%			8.99%	5/26/2028	CAD	797	561	540	0.12
										6,788	6,635	1.52
Services: Business
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	4.75%			9.11%	6/3/2030		1,828	(12)	—	—
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	4.75%			9.11%	6/3/2031		1,305	(2)	—	—
Baker Tilly Advisory Group, LP	(4) (5)	S +	4.75%			9.11%	6/3/2031		8,646	8,587	8,646	1.98
FR Vision Holdings, Inc.	(4) (5) (6)	S +	5.50%			10.12%	1/21/2030		580	(5)	—	—
FR Vision Holdings, Inc.	(4) (5) (6) (7)	S +	5.50%			10.12%	1/20/2031		2,316	967	975	0.22
FR Vision Holdings, Inc.	(4) (5)	S +	5.50%			10.12%	1/20/2031		7,144	7,079	7,144	1.64
GC Waves Holdings, Inc.	(4) (5)	S +	4.75%			9.21%	10/4/2030		7,374	7,222	7,301	1.67
GI Apple Midco LLC	(4) (5) (6)	S +	6.75%			11.11%	4/19/2029		1,133	420	437	0.10
GI Apple Midco LLC	(4) (5)	S +	6.75%			11.11%	4/19/2030		7,336	7,215	7,409	1.70
GI Apple Midco LLC	(4) (5) (6)	S +	6.75%			11.11%	4/19/2030		1,617	170	192	0.04
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%			9.74%	8/6/2031		1,467	(3)	(15)	—
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%			9.74%	8/6/2031		587	(6)	(6)	—
Jensen Hughes Inc.	(4) (5)	S +	5.00%			9.74%	8/6/2031		5,204	5,153	5,152	1.18
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%			9.74%	8/6/2031		342	—	(3)	—
PT Intermediate Holdings III, LLC	(4) (5) (6)	S +	5.00%	(1.75	% PIK)	9.33%	4/9/2030		232	—	(1)	—
PT Intermediate Holdings III, LLC	(4) (5)	S +	5.00%	(1.75	% PIK)	9.33%	4/9/2030		12,347	12,169	12,286	2.82
Rimkus Consulting Group Inc.	(4) (5) (6)	S +	5.25%			9.84%	4/1/2030		463	(3)	(2)	—
Rimkus Consulting Group Inc.	(4) (5) (7)	S +	5.25%			9.84%	4/1/2031		3,453	3,429	3,435	0.79
Rimkus Consulting Group Inc.	(4) (5) (6)	S +	5.25%			9.77%	4/1/2031		867	93	88	0.02
Speed Midco 3 S.a r.l.	(4) (5) (8)	E +	4.95%			8.11%	6/5/2031	EUR	1,983	2,145	2,049	0.47
Speed Midco 3 S.a r.l.	(4) (5) (8)	SN +	4.95%			9.90%	6/5/2031	GBP	491	623	613	0.14
Speed Midco 3 S.a r.l.	(4) (5) (8)	S +	4.95%			9.20%	6/5/2031		7,219	7,187	7,201	1.65

Investments-non-controlled/non-affiliated (1)	Footnotes	Reference Rate and Spread				Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
STV Group, Inc.	(4) (5) (6)	S +	5.00%			9.36%	3/20/2031	1,250	—	(6)	—
STV Group, Inc.	(4) (5) (7)	S +	5.00%			9.36%	3/20/2031	4,342	4,302	4,320	0.99
STV Group, Inc.	(4) (5) (6)	P +	5.00%			11.50%	3/20/2030	875	117	121	0.03
USIC Holdings Inc.	(4) (5)	S +	5.50%			10.09%	9/10/2031	8,430	8,389	8,388	1.92
USIC Holdings Inc.	(4) (5) (6)	S +	5.25%			9.84%	9/10/2031	1,073	240	240	0.05
USIC Holdings Inc.	(4) (5) (6)	S +	5.50%			10.09%	9/10/2031	510	33	30	0.01
									75,509	75,994	17.42
Services: Consumer
Bradyifs Holdings, LLC	(4) (5)	S +	5.00%			9.52%	10/31/2029	13,370	13,261	13,370	3.07
Bradyifs Holdings, LLC	(4) (5) (6)	S +	5.00%			9.40%	10/31/2029	393	82	85	0.02
Kleinfelder Group, Inc.(The)	(4) (5) (6)	S +	5.00%			9.35%	9/1/2030	2,464	—	—	—
Kleinfelder Group, Inc.(The)	(4) (5)	S +	5.00%			9.35%	11/28/2025	12,436	12,382	12,436	2.85
Kleinfelder Group, Inc.(The)	(4) (5) (6)	P +	5.00%			11.50%	8/4/2028	1,643	349	361	0.08
									26,074	26,252	6.02
Technology & Electronics
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%			9.11%	10/30/2028	8,649	3,492	3,496	0.80
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%			9.11%	10/30/2028	433	(3)	(1)	—
Granicus, Inc.	(4) (5) (6)	S +	5.25%			10.34%	1/17/2031	384	(2)	—	—
Granicus, Inc.	(4) (5)	S +	5.75%	(2.25	% PIK)	10.34%	1/17/2031	2,744	2,732	2,744	0.63
Granicus, Inc.	(4) (5)	S +	5.25%	(2.25	% PIK)	9.84%	1/17/2031	407	407	405	0.09
									6,626	6,644	1.52

Total First Lien Debt									$414,659	$417,230	95.63%

Second Lien Debt
High Tech
Polaris Newco LLC	(4) (5)	S +	9.00%			13.61%	6/4/2029	6,200	6,070	6,200	1.42
									6,070	6,200	1.42

Total Second Lien Debt									$6,070	$6,200	1.42%

Total Investments - non-controlled/non-affiliated									$420,729	$423,430	97.05%
Total Portfolio Investments									$420,729	$423,430	97.05%
(1)Unless otherwise indicated, issuers of debt investments held by the Company (which such term “Company” shall include the Company’s subsidiaries for purposes of this Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated.

(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to SOFR including SOFR adjustment if any, ("S"), SONIA (“SN”), CDOR ("C"), which generally resets periodically. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. For each such loan, the Company has provided the interest rate in effect on the date presented.
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

Investments—non- controlled/non- affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
AI Titan Parent Inc.	Delayed Draw Term Loan	8/29/2031	1,557	(8)
AI Titan Parent Inc.	Revolver	8/29/2031	973	(5)
Associations, Inc.	2024 2nd Amendment Revolver	7/3/2028	143	—
Associations, Inc.	2024 Special Purpose Delayed Draw Term Loan	7/3/2028	297	—
Baker Tilly Advisory Group, LP	Delayed Draw Term Loan	6/3/2031	1,305	—
Baker Tilly Advisory Group, LP	Revolver	6/3/2030	1,829	—
BCPE HIPH Parent, Inc.	2023 Delayed Draw Term Loan	10/7/2030	111	(1)
Beacon Pointe Advisors, LLC	2021 Revolver	12/29/2027	627	—
Bradyifs Holdings, LLC	2024 Delayed Draw Term Loan	10/31/2029	309	—
Broadcast Music, Inc.	Revolver	2/8/2030	892	—
CentralSquare Technologies, LLC	2024 Revolver	4/12/2030	867	(4)
Chase Intermediate, LLC	2023 Delayed Draw Term Loan	10/30/2028	5,132	(13)
Chase Intermediate, LLC	2023 Revolver	10/30/2028	433	(1)
Circana Group, L.P.	2024 Revolver	12/1/2027	391	(4)
Cliffwater LLC	Revolver	10/7/2030	1,000	—
Coding Solutions Acquistion Inc.	2024 Delayed Draw Term Loan	8/7/2031	672	(3)
Coding Solutions Acquistion Inc.	2024 Revolver	8/7/2031	52	—
Eagan Sub, Inc.	2023 Revolver	6/1/2029	2,900	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2031	1,115	(3)
Everbridge Holdings, LLC	Revolver	7/2/2031	733	(2)
Evergreen IX Borrower 2023 LLC	Revolver	10/1/2029	599	—
Farsound Aviation Limited	2024 Delayed Draw Term Loan	9/5/2031	952	—
FloWorks International	2024 Delayed Draw Term Loan	11/26/2031	11	—
FR Vision Holdings, Inc.	Delayed Draw Term Loan	1/20/2031	1,341	—
FR Vision Holdings, Inc.	Revolver	1/21/2030	580	—
Gateway US Holdings, Inc.	Revolver	9/22/2028	131	—
GI Apple Midco LLC	Delayed Draw Term Loan	4/19/2030	1,441	14
GI Apple Midco LLC	Revolver	4/19/2029	696	—
Granicus, Inc.	2024 Revolver	1/17/2031	384	—
Jensen Hughes Inc.	2024 1st Lien Delayed Draw Term Loan	8/6/2031	342	(3)
Jensen Hughes Inc.	2024 Delayed Draw Term Loan	8/6/2031	1,467	(15)

Jensen Hughes Inc.	2024 Revolver	8/6/2031	587	(6)
Kaseya, Inc.	2022 Delayed Draw Term Loan	6/25/2029	114	—
Kaseya, Inc.	2022 Revolver	6/25/2029	115	—
Kleinfelder Group, Inc.(The)	2023 Delayed Draw Term Loan	9/1/2030	2,464	—
Kleinfelder Group, Inc.(The)	Revolver	8/4/2028	1,281	—
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	8/29/2031	1,110	(6)
MAI Capital Management Intermediate, LLC	Revolver	8/29/2031	529	(3)
Mammoth Holdings, LLC	2023 Revolver	11/15/2029	909	—
Mantech International CP	2024 Delayed Draw Term Loan	9/14/2029	566	—
Mantech International CP	2024 Revolver Tranche A	9/14/2028	444	—
Medvet Associates LLC	Delayed Draw Term Loan	6/25/2031	2,000	(10)
Model N, Inc.	2024 Delayed Draw Term Loan	6/27/2031	1,452	(7)
Model N, Inc.	2024 Revolver	6/27/2031	774	(4)
New Look Vision Group, Inc.	CAD Revolver	5/26/2026	420	(146)
Next Holdco, LLC	Delayed Draw Term Loan	11/12/2030	1,308	—
Next Holdco, LLC	Revolver	11/9/2029	491	—
NRO Holdings III Corp.	Delayed Draw Term Loan	7/15/2031	2,080	(21)
NRO Holdings III Corp.	Revolver	7/15/2030	960	(10)
Ohio Transmission Corporation	2023 Delayed Draw Term Loan	12/19/2030	965	—
Ohio Transmission Corporation	2023 Revolver	12/19/2029	750	—
PDI TA Holdings, Inc.	2024 Delayed Draw Term Loan	2/3/2031	177	—
PDI TA Holdings, Inc.	2024 Revolver	2/3/2031	173	—
Peter C. Foy & Associates Insurance Services, LLC	2021 1st Lien Revolver	11/1/2027	310	—
PetVet Care Centers, LLC	2023 Delayed Draw Term Loan	11/15/2030	1,396	(35)
PetVet Care Centers, LLC	2023 Revolver	11/15/2029	1,396	(35)
Poly-Wood, LLC	Delayed Draw Term Loan	3/20/2030	1,350	—
Poly-Wood, LLC	Revolver	3/20/2030	1,350	—
PT Intermediate Holdings III, LLC	2024 Delayed Draw Term Loan	4/9/2030	232	(1)
Recorded Books Inc.	2023 Revolver	8/31/2028	1,160	(3)
Rimkus Consulting Group Inc.	Delayed Draw Term Loan	4/1/2031	775	(4)
Rimkus Consulting Group Inc.	Revolver	4/1/2030	463	(2)
Rock Star Mergersub, LLC	Delayed Draw Term Loan	12/15/2031	989	(5)
Rock Star Mergersub, LLC	Revolver	12/15/2031	371	(2)
Spectrum Automotive Holdings, Corp.	2021 Revolver	6/29/2027	305	—
STS Aviation Group	Delayed Draw Term Loan	10/8/2031	20	—
STS Aviation Group	Revolver	10/8/2030	4	—
STV Group, Inc.	2024 Delayed Draw Term Loan	3/20/2031	1,250	(6)
STV Group, Inc.	2024 Revolver	3/20/2030	750	(4)
THG Acquisition, LLC	2024 Delayed Draw Term Loan	10/31/2031	17	—
THG Acquisition, LLC	2024 Revolver	10/31/2031	8	—
Truck-Lite Co., LLC	2024 Delayed Draw Term Loan	2/13/2031	1,156	—
Truck-Lite Co., LLC	2024 Revolver	2/13/2030	1,156	—
USIC Holdings Inc.	2024 Revolver	9/10/2031	828	(4)

USIC Holdings Inc.	2024 Specified Delayed Draw Term Loan	9/10/2031	477	(2)
			64,714	(364)
(7)Position or portion thereof unsettled as of December 31, 2024.
(8)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, non-qualifying assets totaled 8.93% of the Company’s total assets.
(9)As of December 31, 2024, the estimated net unrealized gain for federal tax purposes was $2.5 million based on a tax basis of $394.8 million. As of December 31, 2024, the estimated aggregate gross unrealized loss for federal income tax purposes was $1.4 million and the estimated aggregate gross unrealized gain for federal income tax purposes was $3.9 million.

ADDITIONAL INFORMATION
Foreign currency forward contracts
Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
City National Bank	Euro 44,698	U.S. Dollar 47,023	2/28/2025	$(649)
City National Bank	U.S. Dollar 18,667	Euro 17,736	2/28/2025	265
State Street Bank & Trust Company	U.S. Dollar 6,028	Canadian Dollar 8,600	3/20/2025	40
State Street Bank & Trust Company	U.S. Dollar 14,546	Euro 13,800	3/20/2025	214
State Street Bank & Trust Company	U.S. Dollar 635	Great Britain Pound 500	3/20/2025	9
City National Bank	Euro 50,000	U.S. Dollar 56,103	3/31/2025	(4,147)
City National Bank	Euro 50,000	U.S. Dollar 56,309	6/30/2025	(4,085)
City National Bank	Euro 50,000	U.S. Dollar 56,514	9/30/2025	(4,008)
City National Bank	Euro 50,000	U.S. Dollar 56,745	12/31/2025	(3,944)
City National Bank	Euro 43,581	U.S. Dollar 49,662	3/31/2026	(3,400)
Macquarie Bank Limited	Euro 50,000	U.S. Dollar 56,270	6/30/2026	(2,914)
Macquarie Bank Limited	Euro 50,000	U.S. Dollar 56,500	9/30/2026	(2,857)
Natwest Markets PLC	Euro 100	U.S. Dollar 109	12/31/2026	(1)
Natwest Markets PLC	Euro 50,147	U.S. Dollar 54,720	12/31/2026	(629)
				$(26,106)
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
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Eurolibor (“E”), or SOFR including SOFR adjustment if any, ("S"), CDOR ("C"), which generally resets periodically. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. For each such loan, the Company has provided the interest rate in effect on the date presented.
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

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
City National Bank	U.S. Dollar 6,034	Canadian Dollar 8,200	3/21/2024	$(182)
City National Bank	Euro 377,841	U.S. Dollar 421,612	3/28/2024	(2,272)
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
Note 2. Significant Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies.  These consolidated financial statements reflect adjustments that in the opinion of management are necessary for the fair statement of the financial position and results of operations for the periods presented herein.  The Company commenced operations on December 15, 2022 and its fiscal year ends on December 31.

Basis of Consolidation

     As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company.

The Company consolidated the results of its wholly owned subsidiaries, ULEND Holding S. à r.l. and ULEND Investment S. à r.l. All intercompany transactions have been eliminated in consolidation.

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company's segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

Basis of Accounting
ASC 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.
Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of December 31, 2024 and December 31, 2023, the Company did not hold any cash equivalents. As of December 31, 2024 and December 31, 2023, approximately $0.8 million and $0.8 million of the cash and cash equivalents balances were denominated in a foreign currency, respectively.
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

Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of December 31, 2024 and December 31, 2023, there were no loans placed on non-accrual status.
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
A financial instrument’s level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuations of Level 2 investments are generally based on quotations received from pricing services, dealers or brokers where there is sufficient quote depth. Consideration is given to the source and nature of the quotations and the relationship of recent market activity to the quotations provided.
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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of December 31, 2024, the Company had $0.0 million of payables for investments purchased and had $0.1 million of receivables for investments sold. As of December 31, 2023, the Company had $0.1 million of payables for investments purchased and had $1.9 million receivables for investments sold.

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
The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations in translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations, if any. Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.
Foreign Currency Forward Contracts
The Company may enter into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations of the Company and its Members. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Forward foreign currency contracts are marked-to-market at the applicable forward rate. Unrealized gain (loss) on foreign currency forward contracts is recorded on the consolidated statements of assets and liabilities on a gross basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts of foreign currency forward contract assets and liabilities are presented separately on the schedules of investments. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date.
Organization and Offering Expenses
Organizational costs, primarily for legal expenses associated with the establishment of the Company, are expensed as incurred.
Costs associated with the offering of Shares of the Company will be capitalized as deferred offering expenses and included as other assets on the Consolidated Statement of Assets and Liabilities and amortized over a twelve-month period from incurrence. As of December 31, 2024 and December 31, 2023, all offering costs were fully amortized. For the year ended December 31, 2024, the Company did not incur amortization of offering costs. For the year ended December 31, 2023, the Company amortized offering costs of $0.4 million.
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

Income Taxes
The Company has elected to be regulated as a BDC under the 1940 Act. The Company elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its fiscal year (or period) ending December 31, 2022. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its Members as distributions. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2024. As applicable, the Company’s prior year remains subject to examination by U.S. federal, state and local tax authorities.
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
Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the FASB. ASUs not listed were assessed by the Company and either determined to be not applicable or not expected to have a material effect on the accompanying consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact to its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”),” which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 7 for more information on the effects of the adoption of ASU 2023-07.
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

For the years ended December 31, 2024 and December 31, 2023, management fees were $2.8 million and $1.7 million, respectively, of which none were waived. As of December 31, 2024 and December 31, 2023, $0.8 million and $1.0 million, respectively, remained payable related to the base management fee accrued in management fee payable on the consolidated statement of assets and liabilities.
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
For the years ended December 31, 2024 and December 31, 2023, income based incentive fees (before waivers) were $5.6 million and $3.1 million, respectively. For the years ended December 31, 2024 and December 31, 2023, $0.4 million and $1.0 million, of income incentive fees were waived in accordance with the annual Operating Expense Cap. As of December 31, 2024 and December 31, 2023, $5.2 million and $2.0 million related to the income based incentive fee had accrued and remained payable on the consolidated statement of assets and liabilities, respectively.
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

There were no capital gains based incentive fees for the year ended December 31, 2024 and $1.2 million for the year ended December 31, 2023. As of December 31, 2024 and December 31, 2023, $0.0 million and $1.2 million, respectively, remained payable related to the capital gains based incentive fee accrued in capital gains incentive fee payable on the consolidated statement of assets and liabilities.
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
For the years ended December 31, 2024 and December 31, 2023, there were $0.4 million and $0.0 million, respectively, in expenses related to the Administrator that were included in other general and administrative expenses on the consolidated statements of operations and the payable included in accrued expenses and other liabilities in the consolidated statements of assets and liabilities.

The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. For the years ended December 31, 2024 and December 31, 2023, there were $0.4 million and $0.4 million, respectively, in expenses related to the sub-administrator which is included in administrative service expenses on the consolidated statements of operations and the payable included in accrued expenses and other liabilities in the consolidated statements of assets and liabilities. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value as of December 31, 2024 and December 31, 2023 was as follows:

	December 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value

First lien debt	$414,659	$417,230	98.5%	$312,788	$318,189	98.1%
Second lien debt	6,070	6,200	1.5	6,049	6,107	1.9
Total investments	$420,729	$423,430	100.0%	$318,837	$324,296	100.0%
The industry composition of investments based on fair value as of December 31, 2024 and December 31, 2023 were as follows:

December 31, 2024
Services: Business	17.9%
High Tech	11.8
Healthcare, Education and Childcare	10.3
Insurance	7.7
Capital Equipment	6.3
Services: Consumer	6.2
Finance	5.9
Chemicals, Plastics and Rubber	5.5
Consumer Goods: Durable	4.9
Media: Diversified & Production	4.5
Aerospace and Defense	3.4
Printing and Publishing	3.3
Automobile	3.3
Construction & Building	1.6
Technology & Electronics	1.6
Retail Stores	1.6
Buildings and Real Estate	1.4
Broadcasting and Entertainment	1.2
Containers, Packaging and Glass	0.9
Ecological	0.7
Total	100.0%

December 31, 2023
Insurance	12.9%
Services: Consumer	12.5
Healthcare, Education and Childcare	10.4
High Tech	9.9
Services: Business	8.6
Finance	7.5
Aerospace and Defense	7.1
Chemicals, Plastics and Rubber	5.6
Printing and Publishing	4.4
Consumer Goods: Durable	4.4
Automobile	4.4
Construction & Building	3.5
Capital Equipment	2.3
Media: Diversified & Production	2.2
Retail Stores	2.1
Containers, Packaging and Glass	1.2
Broadcasting and Entertainment	1.0
Technology & Electronics	—
Total	100.0%

The geographic composition of investments at cost and fair value as of December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$378,303	$381,519	90.1%	87.4%
United Kingdom	13,554	13,553	3.2	3.1
Germany	12,129	11,860	2.8	2.7
Switzerland	9,955	9,863	2.3	2.3
Canada	6,788	6,635	1.6	1.5
Total	$420,729	$423,430	100.0%	97.0%

	December 31, 2023
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$312,342	$317,536	97.9%	75.6%
Canada	6,495	6,760	2.1	1.6
Total	$318,837	$324,296	100.0%	77.2%
Note 5. Fair Value of Investments
The following tables present the fair value hierarchy of investments as of December 31, 2024 and December 31, 2023, categorized by the ASC 820 valuation hierarchy, as previously described:

	December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$5,130	$412,100	$417,230
Second Lien Debt	—	—	6,200	6,200
Total investments	$—	$5,130	$418,300	$423,430

	December 31, 2023
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$318,189	$318,189
Second Lien Debt	—	—	6,107	6,107
Total investments	$—	$—	$324,296	$324,296

The following tables present the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the years ended December 31, 2024 and December 31, 2023:

	For the Year Ended
	December 31, 2024
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of year	$318,189	6,107	324,296
Purchases of investments(1)	204,936	—	204,936
Proceeds from principal repayments and sales of investments	(111,159)	—	(111,159)
Accretion of discount/amortization of premium	3,031	20	3,051
Net realized gain (loss)	188	—	188
Net change in unrealized appreciation (depreciation)	(3,080)	73	(3,007)
Transfers into Level 3 (2)	—	—	—
Transfers out of Level 3 (2)	(5)	—	(5)
Fair value, end of year	$412,100	$6,200	$418,300
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of December 31, 2024	$(427)	$73	$(354)

	For the Year Ended
	December 31, 2023
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of year	$149,586	—	149,586
Purchases of investments(1)	188,585	6,045	194,630
Proceeds from principal repayments and sales of investments	(26,771)	—	(26,771)
Accretion of discount/amortization of premium	1,321	5	1,326
Net realized gain (loss)	68	—	68
Net change in unrealized appreciation (depreciation)	5,400	57	5,457
Transfers into Level 3 (2)	—	—	—
Transfers out of Level 3 (2)	—	—	—
Fair value, end of year	$318,189	$6,107	$324,296
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of December 31, 2023	$5,460	$57	$5,517
(1)Purchases include PIK interest, if applicable.
(2)Transfers between levels are recognized at the beginning of the year in which the transfer occurred. For the year ended December 31, 2024, transfers from Level 3 to Level 2 were primarily due to increased price transparency. For the year ended, December 31, 2023, there no transfers into or out of Level 3.

Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2024 and December 31, 2023.  The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2024
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)
Assets:
First lien debt	$389,496	Discounted cash flow	Comparative Yields	7.3% - 15.3% (9.6%)
First lien debt	22,604	Precedent Transaction	Transaction Price	N/A
Total first lien debt	412,100
Second lien debt	6,200	Discounted cash flow	Comparative Yields	13.0%
Total investments	$418,300

	December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)
Assets:
First lien debt	$294,813	Discounted cash flow	Comparative Yields	8.9% - 11.7% (9.9%)
First lien debt	23,376	Precedent Transaction	Transaction Price	N/A
Total first lien debt	318,189
Second lien debt	6,107	Discounted cash flow	Comparative Yields	13.1%
Total investments	$324,296
(1)Weighted averages are calculated based on fair value of investments.
The Company used the income approach to determine the fair value of certain Level 3 assets as of December 31, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach is the comparative yield and discount rate. The comparative yield and discount rate is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value.
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

The Company may enter into forward currency exchange contracts to reduce the exposure to foreign currency exchange rate fluctuations of the Company and its Members, as described in Note 2. The fair value of derivative contracts open as of December 31, 2024 and December 31, 2023 is included on the consolidated schedules of investments by contract. The Company had no collateral receivable as of December 31, 2024 and December 31, 2023 and had $0.2 million and $17.6 million collateral payable as of December 31, 2024 and December 31, 2023, respectively. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the consolidated statements of assets and liabilities.

For the years ended December 31, 2024 and December 31, 2023, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $458.2 million and $275.3 million, respectively. During the period ended December 31, 2022, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $187.9 million.

The following tables present both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities.

December 31, 2024
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$—	$(26,106)	$(26,106)	$—	$(26,106)

December 31, 2023
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$—	$(2,454)	$(2,454)	$—	$(2,454)
(1)Amount excludes excess cash collateral paid.
(2)Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual set off rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.
The effect of transactions in derivative instruments on the Consolidated Statements of Operations for the years ended December 31, 2024 and December 31, 2023 and for the period from December 15, 2022 (commencement of operations) to December 31, 2022 were as follows:

	For the Year Ended		For the Period from December 15, 2022 (commencement of operations) to
	December 31, 2024	December 31, 2023	December 31, 2022
Realized gain (loss) on foreign currency forward contracts	$(11,376)	$10,778	$—
Net change in unrealized gain (loss) on foreign currency forward contracts	(23,652)	(3,140)	686
Total net realized and unrealized gain (loss) on foreign currency forward contracts	$(35,028)	$7,638	$686

Note 7: Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The CODM is comprised of the Company’s lead portfolio managers and internal members of the Board (including the chief executive officer), chief financial officer and chief operating officer, and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in stockholders’ equity resulting from operations (“GAAP net income”). In addition to numerous other factors and metrics, the CODM utilizes GAAP net income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.
Note 8: Commitments and Contingencies
In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2024 and December 31, 2023, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	December 31, 2024	December 31, 2023
Unfunded delayed draw commitments	$35,950	$29,405
Unfunded revolving commitments	28,764	20,442
Total unfunded commitments	$64,714	$49,847
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2024, management is not aware of any pending or threatened material litigation.
Investor Commitments
As of December 31, 2024, the Company had $543.8 million in total capital commitments from investors, $83.5 million of which was undrawn. As of December 31, 2023, the Company had $552.0 million in total capital commitments from investors, $152.6 million of which was undrawn.
Note 9.  Net Assets
Subscriptions and Drawdowns
As of December 31, 2024, December 31, 2023, and December 31, 2022, the Company had 44,724,135, 38,954,613, and 18,648,373 Shares issued and outstanding, respectively, with a par value of $0.01 per Share. The Company has entered into subscription agreements with investors providing for the private placement of the Company’s Shares. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their respective capital commitment on an as-needed basis each time the Adviser delivers a drawdown notice to such investors.

The following table summarizes capital activity for the year ended December 31, 2024:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	38,954,613	$390	$398,535	$6,522	$11,561	$3,005	$420,013
Common Shares issued	5,769,522	57	$60,821	—	—	—	60,878
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	39,720	—	—	39,720
Net realized gain (loss)	—	—	—	—	(11,572)	—	(11,572)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(2,758)	(2,758)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(23,652)	(23,652)
Distributions declared	—	—	—	(36,582)	(9,757)	—	(46,339)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	(73)	(2,482)	2,555	—	—
Balance end of period	44,724,135	$447	$459,283	$7,178	$(7,213)	$(23,405)	$436,290

The following table summarizes capital activity for the year ended December 31, 2023:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	18,648,373	$186	$186,232	$539	$—	$808	$187,765
Common Shares issued	20,306,240	204	212,724	—	—	—	212,928
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	21,299	—	—	21,299
Net realized gain (loss)	—	—	—	—	11,991	—	11,991
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	5,337	5,337
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(3,140)	(3,140)
Distributions declared	—	—	—	(15,481)	(686)	—	(16,167)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	(421)	165	256	—	—
Balance end of period	38,954,613	$390	$398,535	$6,522	$11,561	$3,005	$420,013

The following table summarizes capital activity during the period ended December 31, 2022:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	—	$—	$—	$—	$—	$—	$—
Common shares issued	18,648,373	186	186,289	—	—	—	186,475
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	(442)	—	—	(442)
Net realized gain (loss)	—	—	—	—	924	—	924
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	122	122
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	686	686
Distributions declared	—	—	—	—	—	—	—
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	—	(57)	981	(924)	—	—
Balance end of period	18,648,373	$186	$186,232	$539	$—	$808	$187,765

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share (1)	Total Distributions
March 6, 2024	March 6, 2024	March 22, 2024	$0.20	7,625
May 2, 2024	May 8, 2024	May 22, 2024	$0.25	9,769
July 30, 2024	June 28, 2024	August 16, 2024	$0.24	9,349
November 6, 2024	November 7, 2024	November 15, 2024	$0.47	19,596
Total				$46,339
(1) Includes capital gain distributions of $0.2329 per for share for the November 15, 2024 distribution payment.
The following table summarizes distributions declared during year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
June 2, 2023	June 6, 2023	June 8, 2023	$0.15	$3,222
August 8, 2023	August 31, 2023	September 15, 2023	$0.20	5,011
November 6, 2023	November 14, 2023	November 17, 2023	$0.20	7,934
Total				$16,167

There were no dividends declared for the period from December 15, 2022 (commencement of operations) to December 31, 2022.

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

Note 10. Income Tax
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until they are realized; (2) the tax treatment of foreign currency forward contracts, (3) amortization of organizational costs, (4) material modifications of debt instruments, and (5) other non-deductible expenses.
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include non-deductible expenses, among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate.
As of December 31, 2024 and December 31, 2023, the Company made the following permanent book tax differences and reclasses:

	December 31, 2024	December 31, 2023
Paid in capital excess of par value	$(73)	$(421)
Distributable income in excess of net investment income(1)	$(2,482)	$165
Accumulated realized gains(1)	$2,555	$256
(1)Amounts are included in distributable earnings (accumulated loss) on the Consolidated Statements of Assets and Liabilities.
As of December 31, 2024 and December 31, 2023, the Company’s tax year end, components of distributable earnings on a tax basis are as follows:

	December 31, 2024	December 31, 2023
Undistributed ordinary income	$6,602	$11,164
Net tax appreciation/(depreciation)	$2,520	$5,459
Undistributed capital gains	$—	$4,583
Accumulated capital losses	$(32,451)	$—
Other temporary differences	$(111)	$(119)
The difference between book-basis and tax-basis unrealized appreciation/(depreciation) is attributable primarily to the tax treatment of foreign currency forward contracts and material modifications of debt instruments.

For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. As of December 31, 2024 and December 31, 2023, the Company had $32.5 million and $0.0 million of capital loss carryforwards, respectively, of which $12.3 million and $0.0 million were short-term capital loss carryforwards, respectively, and $20.2 million and $0 were long-term capital loss carryforwards, respectively.

The tax character of shareholder distributions attributable for the years ended December 31, 2024 and December 31, 2023 were as follows:

Paid Distributions attributable to:	December 31, 2024	December 31, 2023
Ordinary income	$41,756	$15,755
Return of capital	—	—
Long term gain	4,583	411
Total taxable distributions	$46,339	$16,166

Unrealized appreciation and depreciation as of December 31, 2024 and December 31, 2023, based on cost of investments for U.S. federal income tax purposes were as follows:

	December 31, 2024	December 31, 2023
Gross appreciation	$3,948	$5,558
Gross (depreciation)	$(1,428)	$(99)
Net appreciation/(depreciation)	$2,520	$5,459
Cost	$394,804	$316,384

Note 11. Financial Highlights

The following are financial highlights for Shares outstanding for the years ended December 31, 2024 and December 31, 2023 and for the period from December 15, 2022 (commencement of operations) to December 31, 2022:

	For the Year Ended		For the Period from December 15, 2022 (commencement of operations) to
	December 31, 2024	December 31, 2023	December 31, 2022
Per Share data:(1)
Net asset value, beginning of year	$10.78	$10.07	$—
Net investment income (loss)	0.97	0.83	(0.14)
Net realized and unrealized gains (losses) (2)	(0.83)	0.46	0.21
Net increase (decrease) in net assets resulting from operations	0.14	1.29	0.07
Impact of issuance of common stock	—	—	10.00
Shareholder distributions from income (3)	(1.16)	(0.58)	—
Net asset value, end of year	$9.76	$10.78	$10.07

Total Return (4)	(1.26)%	7.05%	0.69%

Ratios and supplemental data:
Net assets, end of year	$436,290	$420,013	$187,765

Portfolio turnover rate(5)	29.40%	11.90%	N/A
Ratio of expenses before management and incentive fees to average net assets(6)(7)	0.67%	1.14%	6.02%
Ratio of expenses after management and incentive fees before waivers to average net assets(6)(7)	2.62%	3.27%	6.02%
Ratio of expenses after waivers to average net assets(6)(7)	2.53%	2.90%	6.02%
Net investment income (loss) to average net assets before waivers(6)(7)	9.18%	7.62%	(6.02)%
Net investment income (loss) to average net assets after waivers(6)(7)	9.27%	7.99%	(6.02)%
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
(4)For the year ended December 31, 2024, total return based on net asset value is calculated as the change in net asset value per share during the period, assuming quarterly distributions that have been declared are reinvested on the effects of the performance of the Company based on the NAV at the end of the previous quarter. For the year ended December 31, 2023 and for the period ended December 31, 2022, total return based on net asset value is calculated as the change in net asset value per share during the period. Total return has not been annualized.
(5)Portfolio turnover rate is calculated using the lesser of year-to-date sales and year-to-date purchases over the average of the investments assets at fair value for the period reported.
(6)Annualized.
(7)The Advisor has agreed to waive income incentive fee in accordance with the annual Operating Expense Cap overage.

Note 12. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than as disclosed below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2024.

On March 4, 2025, the Company declared a distribution of $0.23 per Share, all of which is payable on March 14, 2025 to Members of record as of March 5, 2025.
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

(2) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(3) Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information

During the fiscal year ended December 31, 2024, none of the Board members or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III
Item 10.    Board Members, Executive Officers and Corporate Governance.
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

Alan M. Schrager	1968	Chairman	Since 2022	Portfolio Manager & Senior Partner at Oak Hill Advisors (2003 – Present)	Trustee, T. Rowe Price OHA Select Private Credit Fund (2022 – Present); Board Member, Expro Group Holdings (2018 – Present); Board Member, New Heights Youth Inc. (2016 – Present); Board Member for Churchill Capital V (2022 – Present); Board Member for Churchill Capital VI (2022 – Present); Board Member for Churchill Capital VII (2022 – Present)
Independent Board Members
Kathleen M. Burke	1963	Member and Chair of the Nominating and Governance Committee	Since 2022	Managing Director at Snowbridge Advisors (2016 – Present); Advisor at Pacific General Holdings (April 2022 – Present).	Trustee, T. Rowe Price OHA Select Private Credit Fund (2022 – Present); Trustee, T.Rowe Price OHA Flexible Credit Income Fund (2024 - present)

Mark Manoff	1956	Member and Chair of the Audit Committee	Since 2022	Operating Partner at MidOcean Partners (2021 - Present); Co-founder and CEO at Verrian, Inc (2019-2021); Vice Chair at Ernst & Young (1978-2021).
Trustee, T. Rowe Price OHA Select Private Credit Fund (2022 – Present); Trustee, T.Rowe Price OHA Flexible Credit Income Fund (2024 - present); Trustee, University of Maryland Smith Business School Advisory Board (2012 – 2023); Trustee, Roundabout Theatre (2000 – 2020); Trustee, the First Tee (2011 – 2021).

Jonathan Morgan	1963	Member and Chair of the Independent Board Members Committee	Since 2022	Managing Member at Sound Fund Advisors LLC (2011 - Present).
Trustee, T. Rowe Price OHA Select Private Credit Fund (2022 – Present); Trustee, T.Rowe Price OHA Flexible Credit Income Fund (2024 - present); Trustee, SEG Partners Long/Short Equity Fund (2025 - Present); Director, Angel Oak Mortgage, Inc. (Jan 2022 – Present); Trustee, The Frank Foundation (2016 – Present); Trustee, Talmadge Hill Community Church (2019 – Present); Trustee, The Weekapaug Chapel (2020 – present); Trustee, Kids Empowered by Your Support (2016-2021).

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

Jonathan Morgan, Member. Mr. Morgan is the founding Principal of Sound Fund Advisors LLC, a firm he founded in March 2011, where he acts as an independent director. Mr. Morgan has over 22 years of experience in the financial markets, including nine years of investment experience as a strategist or portfolio manager at three different investment managers: Caxton Associates (1993-1996), Croesus Capital Management (1997-1998) and Parallax Capital Management (1999-2002). In addition, Mr. Morgan has more than nine years of experience researching and investing in investment funds. He was the Head of Research and Portfolio Management in the Alternative Investment Group of Julius Baer Investment Management (2002-2005) where he supervised both investment research as well as the operational risk group. In 2005, Mr. Morgan joined Barclays Global Investors (2005-2009) as the Head of Manager Selection and subsequently became the Head of Investments for their Hedge Fund Management Group. During his tenure, Mr. Morgan was the head of Barclays Global Investor’s New York office. In 2009, Mr. Morgan joined UBP Asset Management (2009-2011) as the Head of Global Hedge Fund Research. He currently serves on the Board of Trustees of SEG Partners Long/Short Equity Fund. Prior to 1993, Mr. Morgan worked for Morgan Stanley for five years. He has an AB from Princeton University (1986), an MPP from Harvard’s Kennedy School of Government (1990) and an MDIV from Yale Divinity School (2019).
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

Audit Committee. The Audit Committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board in selecting, engaging and discharging our independent registered public accounting firm, reviewing the plans, scope and results of the audit engagement with our independent registered public accounting firm, approving professional services provided by our independent registered public accounting firm (including compensation therefore), reviewing the independence of our independent registered public accounting firm and reviewing the adequacy of our internal controls over financial reporting. The Audit Committee will also have principal oversight of the valuation process used to establish the Company’s NAV and for the determination the fair value of each of our investments. The Audit Committee is presently composed of three (3) persons, including Kathleen M. Burke, Mark Manoff, and Jonathan Morgan, all of whom are considered independent for purposes of the 1940 Act. Mark Manoff serves as the chair of the Audit Committee. Our Board has determined that Mark Manoff qualifies as an “Audit Committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act. Each of the members of the Audit Committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act. The Audit Committee held four meetings in 2024.
A copy of the charter of the Audit Committee is available in print to any Member who requests it.

Nominating and Governance Committee. The Nominating and Governance Committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the Nominating and Governance Committee, including making nominations for the appointment or election of Independent Board members. The Nominating and Governance Committee will also have principal oversight over the process used to approve co-investments for the Company. The Nominating and Governance Committee consists of three (3) persons, including Kathleen M. Burke, Mark Manoff, and Jonathan Morgan, all of whom are considered independent for purposes of the 1940 Act. Kathleen M. Burke serves as the chair of the Nominating and Governance Committee. The Nominating and Governance Committee held two meetings in 2024.
The Nominating and Governance Committee will consider nominees to the Board recommended by a Member.
A copy of charter of the Nominating and Governance Committee is available in print to any Member who requests it.

Independent Board Members Committee. The Independent Board Members Committee operates pursuant to a charter approved by our Board. The Independent Board Members Committee consists of three (3) persons, including Kathleen M. Burke, Mark Manoff, and Jonathan Morgan, all of whom are considered independent for purposes of the 1940 Act. Jonathan Morgan serves as the chair of the Independent Board Members Committee. The Independent Board Members Committee will be responsible for addressing conflict of interest matters, including but not limited to the approval, as applicable, of certain co-investment transactions as contemplated by the Company’s co-investment exemptive relief and undertake such other duties and responsibilities as may from time to time be delegated by the Board. The Independent Board Members Committee held two meetings in 2024.
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

Code of Ethics

We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. This code of ethics is available on the EDGAR Database at the SEC’s internet site at http://www.sec.gov. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

Dollar Range of Equity Securities Beneficially Owned by Board Members

The following table sets forth the dollar range of equity securities of the Company beneficially owned by each Board member as of March 12, 2025:

Name of Board Members	Dollar Range of Equity Securities in Company (1)
Interested Board Members	—
Eric Muller	—
Alan M. Schrager	—
Independent Board Members (1)	—
Kathleen M. Burke	—
Mark Manoff	—
Jonathan Morgan	—

(1) Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.
(2) The dollar range of equity securities beneficially owned are: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000 or over $100,000.

Insider Trading Policy

The Company has adopted a Insider Trading Policy applicable to us, our officers and our Board of Managers that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of the Insider Trading Policy has been filed as an exhibit to this Annual Report on Form 10-K.

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

The following table sets forth information concerning total compensation earned by or paid to each of our Independent Board members for the year ended December 31, 2024.

	For the Year Ended
	December 31, 2024
Board Member	Total Compensation from the Company	Total Compensation from the Fund Complex(1)
Kathleen M. Burke	$67,535	$211,375
Mark Manoff	$76,137	$238,695
Jonathan Morgan	$67,627	$211,576

(1) The “Fund Complex” consists of the Company, T. Rowe Price OHA Select Private Credit Fund, and T. Rowe Price OHA Flexible Credit Income Fund.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The following table sets forth, as of March 12, 2025, information with respect to the beneficial ownership of our Shares by:
•each person known to us to be expected to beneficially own more than 5% of the outstanding Shares;
•each of our Board members and executive officers; and
•all of our Board members and executive officers as a group.

Percentage of beneficial ownership is based on 44,724,135 shares outstanding as of March 12, 2025. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no Shares subject to options that are currently exercisable or exercisable within 60 days of the offering.

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
(2)The address for OHA Private Credit Advisors II, L.P. is 1 Vanderbilt Avenue, 16th Floor, New York, NY  10017.
The following table sets forth the dollar range of our equity securities owned by Board members as of March 12, 2025.

Name of Board Members	Dollar Range of Equity Securities in Company(1)(2)
Interested Board Members
Eric Muller	None
Alan M. Schrager	None
Independent Board Members(1)
Kathleen M. Burke	None
Mark Manoff	None
Jonathan Morgan	None
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

Board Member Independence

For information regarding the independence of our Board members, see “Item 10. Board Members, Executive Officers and Corporate Governance.”

Item 14.    Principal Accountant Fees and Services.
The Audit Committee and the Independent Board members have selected KPMG LLP to serve as the independent registered public accounting firm for the Company for the year ended December 31, 2024.
KPMG LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

Audit Fees: Audit fees consist of fees billed for professional services rendered for the annual audit of the Company’s consolidated financial statements, quarterly reviews and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings.

Audit-Related Fees: Audit-related fees are for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees: Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Company’s tax returns and tax advice.

All Other Fees: No fees were billed by KPMG LLP for products and services provided to the Company, other than the services reported in “Audit Fees” and “Audit-Related Fees” above, for the years ended December 31, 2024 and December 31, 2023.

No fees were billed by KPMG LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2024 and December 31, 2023.

Fees

Set forth in the table below are audit fees, audit‑related fees, tax services fees and all other fees billed to the Company by KPMG LLP for professional services performed (dollars in thousands):

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Audit Fee	$555	$510
Audit-Related Fees (1)	—	—
Tax Fees	128	135
All Other Fees (2)	—	—
Total Fees	$683	$645
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

Part IV
Item 15.    Exhibits

The following documents are filed as part of this Annual Report:

1.Consolidated Financial Statements - Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

2.Financial Statement Schedules - None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements included in this Annual Report on Form 10-K.

3.Exhibits - The following is a list of all exhibits filed as a part of this Annual Report on Form 10-K, including those incorporated by reference.

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
3.1	Amended and Restated LLC Agreement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56496))
3.2	First Amendment to the Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56496)
4.1*	Description of Securities
10.1	Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
10.2	Administration Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
10.4	Custody Agreements (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
12.1*	List of Subsidiaries
14.1*	Code of Ethics
19.1*	Insider Trading Policy
24.1*	Power of Attorney
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHA SENIOR PRIVATE LENDING FUND (U) LLC

Date: March 12, 2025	/s/ Eric Muller
Eric Muller
Chief Executive Officer

Date: March 12, 2025	/s/ Gerard Waldt
Gerard Waldt
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric Muller	Chief Executive Officer and Member	March 12, 2025
Eric Muller

/s/ Gerard Waldt	Chief Financial Officer and Principal Accounting Officer	March 12, 2025
Gerard Waldt

/s/ Kathleen M. Burke*	Member	March 12, 2025
Kathleen M. Burke*

/s/ Mark Manoff*	Member	March 12, 2025
Mark Manoff*

/s/ Jonathan Morgan*	Member	March 12, 2025
Jonathan Morgan*

/s/ Alan M. Schrager	Chairman of the Board and Member	March 12, 2025
Alan M. Schrager

*By: Grove Stafford
Chief Compliance Officer and Secretary
As Agent or Attorney-in-Fact