Form 10-Q
period 2025-03-31
OHA Senior Private Lending Fund (U) LLC
filed 2025-05-07
CIK 1955010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
Form 10-Q
____________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

As of March 31, 2025, there was no established public market for the registrant’s common shares of beneficial interest. The number of the registrant’s common shares, $0.01 par value per share, outstanding as of May 7, 2025 was 44,724,135.

OHA SENIOR PRIVATE LENDING FUND (U) LLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about OHA Senior Private Lending Fund (U) LLC (the “Company”, “we”, “us” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “will,” “would,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report on Form 10-Q are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed in Item 1A entitled “Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, or in other reports we may file with the Securities and Exchange Commission (the “SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, risks associated with possible disruption due to terrorism in our operations or the economy generally, the impact of geo-political conditions, including revolution, insurgency, terrorism or war and future changes in laws or regulations and conditions in our operating areas.
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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
OHA Senior Private Lending Fund (U) LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	As of
	March 31, 2025	December 31, 2024
ASSETS	(Unaudited)
Investments at fair value:
Non-controlled/non-affiliated investments (cost of $425,249 and $420,729 at March 31, 2025 and December 31, 2024, respectively)	$428,016	$423,430
Cash and cash equivalents	29,244	42,218
Interest receivable	4,259	3,831
Receivable for investments sold	41	55
Total assets	$461,560	$469,534

LIABILITIES
Payable for investments purchased	82	—
Collateral payable on forward currency exchange contracts	—	160
Management fees payable	714	751
Income incentive fee payable	1,259	5,221
Unrealized depreciation on foreign currency forward contracts	8,077	26,106
Accrued expenses and other liabilities	1,340	1,006
Total liabilities	$11,472	$33,244

Commitments and contingencies (Note 7)

NET ASSETS
Common shares, $0.01 par value (44,724,135 and 44,724,135 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively)	447	447
Additional paid in capital	459,283	459,283
Distributable earnings (loss)	(9,642)	(23,440)
Total net assets	$450,088	$436,290
Total liabilities and net assets	$461,560	$469,534
Net asset value per share	$10.06	$9.76
See accompanying notes to the consolidated financial statements.

OHA Senior Private Lending Fund (U) LLC
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$11,285	$12,094
Other income	192	1,197
Total investment income	11,477	13,291

Expenses:
Management fees	714	677
Income incentive fee	1,259	1,458
Professional fees	232	182
Board of Managers fees	52	53
Administrative service expenses	159	115
Other general & administrative	244	530
Total expenses	2,660	3,015
Total expense, net of fee waivers	2,660	3,015
Total investment income before taxes	8,817	10,276
Excise tax expense	—	71
Net investment income	8,817	10,205

Realized and unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	14	100
Foreign currency transactions	162	496
Foreign currency forward contracts	(2,738)	(13,516)
Net realized gain (loss)	(2,562)	(12,920)

Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	66	(815)
Foreign currency forward contracts	18,029	1,785
Net unrealized appreciation (depreciation)	18,095	970
Net realized and unrealized gain (loss)	15,533	(11,950)
Net increase (decrease) in net assets resulting from operations	$24,350	$(1,745)

Weighted average common shares outstanding	44,724,135	38,954,613
See accompanying notes to the consolidated financial statements.

OHA Senior Private Lending Fund (U) LLC
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Operations:
Net investment income	$8,817	$10,205
Net realized gain (loss)	(2,562)	(12,920)
Net change in unrealized appreciation (depreciation)	18,095	970
Net increase (decrease) in net assets resulting from operations	$24,350	$(1,745)

Share transactions:
Common shares issued	$—	$—
Distributions to common shareholders	(10,552)	(7,625)
Net increase (decrease) from share transactions	$(10,552)	$(7,625)
Total increase (decrease) in net assets	$13,798	$(9,370)
Net Assets, beginning of period	436,290	420,013
Net Assets, end of period	$450,088	$410,643
See accompanying notes to the consolidated financial statements.

OHA Senior Private Lending Fund (U) LLC
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$24,350	$(1,745)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(66)	815
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(18,029)	(1,785)
Net realized (gain) loss on investments	(14)	(100)
Net realized (gain) loss on foreign currency transactions	(162)	(496)
Net realized (gain) loss on foreign currency forward contracts	2,738	13,516
Payment-in-kind interest capitalized	(427)	(41)
Net accretion of discount and amortization of premium	(371)	(1,391)
Purchases of investments	(14,834)	(49,217)
Proceeds from sale of investments and principal repayments	11,126	50,794
Proceeds from settlement of foreign currency forward contracts	(2,738)	(13,516)
Increase (decrease) in assets and liabilities:
Interest receivable	(428)	(182)
Other assets	—	(3,404)
Receivable for investments sold	14	1,888
Payable for investments purchased	82	(51)
Collateral on forward currency exchange contracts	(160)	(29,760)
Management fee payable	(37)	(338)
Income incentive fee payable	(3,962)	(575)
Capital gains incentive fee payable	—	(1,183)
Accrued expenses and other liabilities	334	267
Net cash provided by (used in) operating activities	(2,584)	(36,504)

Cash flows from financing activities:
Proceeds from issuance of common shares, inclusive of change in receivable for issuance of common shares	—	—
Distributions paid in cash	(10,552)	(7,625)
Proceeds received from foreign currency settlement	162	496
Net cash provided by (used in) financing activities	(10,390)	(7,129)
Net increase (decrease) in cash and cash equivalents	(12,974)	(43,633)
Cash and cash equivalents, beginning of period	42,218	$117,255
Cash and cash equivalents, end of period	$29,244	$73,622

Supplemental disclosure of cash flow information:
Cash paid for excise taxes during the period	$32	$111

See accompanying notes to the consolidated financial statements.

OHA Senior Private Lending Fund (U) LLC
Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt
Aerospace and Defense
Evergreen IX Borrower 2023 LLC	(4) (5)	S +	4.75%		9.05%	9/30/2030	$5,363	$5,295	$5,363	1.19%
Evergreen IX Borrower 2023 LLC	(4) (5) (6)	S +	4.75%		9.05%	10/1/2029	599	(7)	—	—
Farsound Aviation Limited	(4) (5) (8)	S +	5.25%		9.57%	12/3/2031	5,238	5,188	5,186	1.15
Farsound Aviation Limited	(4) (5) (6) (8)	S +	5.25%		9.57%	12/3/2031	952	—	(10)	—
Mantech International CP	(4) (5)	S +	5.00%		9.29%	9/14/2029	3,723	3,669	3,723	0.83
Mantech International CP	(4) (5) (6)	S +	5.00%		9.29%	9/14/2029	566	(8)	—	—
Mantech International CP	(4) (5) (6)	S +	5.00%		9.29%	9/14/2028	444	(6)	—	—
STS Aviation Group	(4) (5) (6)	S +	5.00%		9.30%	10/8/2031	20	—	—	—
STS Aviation Group	(4) (5)	S +	5.00%		9.30%	10/8/2031	72	72	72	0.02
STS Aviation Group	(4) (5) (6)	S +	5.00%		9.30%	10/8/2030	8	5	5	—
								14,208	14,339	3.19
Automobile
Mammoth Holdings, LLC	(4) (5) (6)	S +	6.00%		10.29%	11/15/2029	909	(7)	—	—
Mammoth Holdings, LLC	(4) (5)	S +	6.00%		10.30%	11/15/2030	7,182	7,121	7,182	1.60
Mammoth Holdings, LLC	(4) (5)	S +	6.00%		10.29%	11/15/2030	1,805	1,790	1,805	0.40
Wheels Bidco, Inc.	(4) (5)	S +	5.50%		9.79%	11/3/2031	5,000	4,952	4,950	1.10
								13,856	13,937	3.10
Buildings and Real Estate
Associations, Inc.	(4) (5) (6)	S +	6.50%		11.08%	7/3/2028	286	212	212	0.05
Associations, Inc.	(4) (5) (6)	S +	6.50%		11.06%	7/3/2028	356	88	88	0.02
Associations, Inc.	(4) (5)	S +	6.50%		11.06%	7/3/2028	4,581	4,579	4,581	1.02
Associations, Inc.	(4) (5)			(14.25% PIK)	14.25%	5/3/2030	292	292	292	0.06
Associations, Inc.	(4) (5)			(14.25% PIK)	14.25%	5/3/2030	766	764	766	0.17
								5,935	5,939	1.32
Capital Equipment
AI Titan Parent Inc.	(4) (5) (6)	S +	4.75%		9.07%	8/29/2031	1,557	—	(8)	—
AI Titan Parent Inc.	(4) (5) (6)	S +	4.75%		9.07%	8/29/2031	973	(4)	(5)	—
AI Titan Parent Inc.	(4) (5)	S +	4.75%		9.07%	8/29/2031	7,786	7,749	7,747	1.72
Ohio Transmission Corporation	(4) (5) (6)	S +	5.50%		9.80%	12/19/2029	1,000	342	350	0.08
Ohio Transmission Corporation	(4) (5) (6)	S +	5.50%		9.80%	12/19/2030	1,494	818	831	0.18
Ohio Transmission Corporation	(4) (5)	S +	5.50%		9.83%	12/19/2030	7,505	7,440	7,505	1.67

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Truck-Lite Co., LLC	(4) (5) (6)	S +	5.75%		10.04%	2/13/2031	1,154	728	738	0.16
Truck-Lite Co., LLC	(4) (5) (6)	S +	5.75%		10.05%	2/13/2030	1,156	68	77	0.02
Truck-Lite Co., LLC	(4) (5)	S +	5.75%		10.07%	2/13/2031	10,582	10,489	10,582	2.35
								27,630	27,817	6.18
Chemicals, Plastics and Rubber
ASP Unifax Holdings, Inc.	(5),(7)	S +	7.75%		12.05%	9/28/2029	5,121	4,925	4,976	1.11
BCPE HIPH Parent, Inc.	(4) (5) (6)	S +	5.75%		10.07%	10/7/2030	1,028	895	910	0.20
BCPE HIPH Parent, Inc.	(4) (5)	S +	5.75%		10.07%	10/7/2030	3,014	2,953	2,991	0.66
Meridian Adhesives Group, Inc.	(4) (5)	S +	5.75%		10.05%	9/3/2029	100	100	100	0.02
Meridian Adhesives Group, Inc.	(4) (5)	S +	5.75%		10.05%	9/3/2029	12,907	12,521	12,903	2.87
Meridian Adhesives Group, Inc.	(4) (5)	S +	5.75%		10.05%	9/3/2029	1,257	1,220	1,257	0.28
								22,614	23,137	5.14
Construction & Building
FloWorks International	(4) (5)	S +	4.75%		9.07%	11/26/2031	89	88	88	0.02
FloWorks International	(4) (5) (6)	S +	4.75%		9.07%	11/26/2031	11	—	—	—
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%		9.55%	7/15/2030	1,050	(9)	(5)	—
NRO Holdings III Corp.	(4) (5)	S +	5.25%		9.55%	7/15/2031	6,623	6,561	6,589	1.46
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%		9.55%	7/15/2031	2,080	—	(10)	—
								6,640	6,662	1.48
Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25% PIK)	11.46%	6/23/2028	673	660	641	0.14
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.25%	(3.25% PIK)	11.71%	6/23/2028	1,320	1,302	1,267	0.28
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25% PIK)	11.46%	6/23/2028	6,874	6,739	6,548	1.46
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25% PIK)	11.46%	6/23/2028	2,284	2,239	2,176	0.48
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25% PIK)	11.46%	6/23/2028	3,203	3,143	3,051	0.68
Poly-Wood, LLC	(4) (5) (6)	S +	4.88%		9.20%	3/20/2030	1,350	—	—	—
Poly-Wood, LLC	(4) (5) (6)	S +	4.88%		9.17%	3/20/2030	1,350	383	396	0.09
Poly-Wood, LLC	(4) (5)	S +	4.88%		9.20%	3/20/2030	7,128	7,059	7,128	1.58
								21,525	21,207	4.71
Containers, Packaging and Glass
Ascend Buyer LLC	(4) (5)	S +	5.75%		10.05%	9/29/2028	179	178	178	0.04
Ascend Buyer LLC	(4) (5) (6)	S +	5.75%		10.05%	9/29/2028	358	(2)	(2)	—
PPC Flexible Packaging	(4) (5)	S +	6.00%		10.30%	9/30/2028	4,008	3,953	4,008	0.89
								4,129	4,184	0.93
Ecological
Rock Star Mergersub, LLC	(4) (5)	S +	4.75%		9.05%	12/15/2031	3,091	3,076	3,076	0.68
Rock Star Mergersub, LLC	(4) (5) (6)	S +	4.75%		9.15%	12/15/2031	420	57	57	0.01
Rock Star Mergersub, LLC	(4) (5) (6)	S +	4.75%		9.05%	12/15/2031	989	—	(5)	—
								3,133	3,128	0.69
Finance

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.75%		9.07%	12/29/2028	5,883	5,842	5,883	1.31
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.75%		9.07%	12/29/2028	2,307	2,291	2,307	0.51
Beacon Pointe Advisors, LLC	(4) (5) (6)	S +	4.75%		9.07%	12/29/2027	627	(3)	—	—
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.75%		9.07%	12/29/2028	658	656	658	0.15
Cliffwater LLC	(4) (5)	S +	4.50%		8.82%	10/7/2030	5,940	5,890	5,940	1.32
Cliffwater LLC	(4) (5) (6)	S +	4.50%		8.82%	10/7/2030	1,000	(8)	—	—
Spectrum Automotive Holdings, Corp.	(4) (5) (6)	S +	5.25%		9.57%	6/29/2027	305	(5)	—	—
Spectrum Automotive Holdings, Corp.	(4) (5)	S +	5.25%		9.57%	6/29/2028	8,002	7,843	8,002	1.78
Spectrum Automotive Holdings, Corp.	(4) (5)	S +	5.25%		9.57%	6/29/2028	2,231	2,186	2,231	0.49
								24,692	25,021	5.56
Healthcare, Education and Childcare
Coding Solutions Acquistion Inc.	(4) (5)	S +	5.00%		9.25%	8/7/2031	4,397	4,360	4,375	0.97
Coding Solutions Acquistion Inc.	(4) (5) (6)	S +	5.00%		9.25%	8/7/2031	672	(5)	(3)	—
Coding Solutions Acquistion Inc.	(4) (5) (6)	S +	5.00%		9.33%	8/7/2031	420	363	365	0.08
Gateway US Holdings, Inc.	(4) (5)	S +	4.75%		9.05%	9/22/2028	3,211	3,211	3,211	0.71
Gateway US Holdings, Inc.	(4) (5) (6)	S +	4.75%		9.05%	9/22/2028	131	—	—	—
Gateway US Holdings, Inc.	(4) (5)	S +	4.75%		9.05%	9/22/2028	167	167	167	0.04
Gateway US Holdings, Inc.	(4) (5)	S +	4.75%		9.05%	9/22/2028	738	727	738	0.16
Medvet Associates LLC	(4) (5)	S +	4.75%		9.07%	6/25/2031	8,000	7,963	8,000	1.78
Medvet Associates LLC	(4) (5) (6)	S +	4.75%		9.07%	6/25/2031	2,000	—	—	—
Model N, Inc.	(4) (5)	S +	4.75%		9.05%	6/27/2031	7,079	7,047	7,044	1.57
Model N, Inc.	(4) (5) (6)	S +	4.75%		9.05%	6/27/2031	774	(3)	(4)	—
Model N, Inc.	(4) (5) (6)	S +	4.75%		9.05%	6/27/2031	1,452	—	(7)	—
Next Holdco, LLC	(4) (5)	S +	5.25%		9.55%	11/12/2030	5,050	4,985	5,025	1.12
Next Holdco, LLC	(4) (5) (6)	S +	5.25%		9.55%	11/12/2030	1,308	(16)	(7)	—
Next Holdco, LLC	(4) (5) (6)	S +	5.25%		9.55%	11/9/2029	491	(5)	(2)	—
Packaging Coordinators Midco, Inc.	(4) (5)	S +	4.75%		9.04%	1/22/2032	6,128	6,113	6,051	1.34
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	4.75%		9.04%	1/22/2032	617	(2)	(8)	—
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	4.75%		9.04%	1/22/2032	673	(3)	(8)	—
PetVet Care Centers, LLC	(4) (5)	S +	6.00%		10.32%	11/15/2030	10,571	10,481	10,306	2.29
PetVet Care Centers, LLC	(4) (5) (6)	S +	6.00%		10.32%	11/15/2030	1,396	—	(35)	(0.01)
PetVet Care Centers, LLC	(4) (5) (6)	S +	6.00%		10.32%	11/15/2029	1,396	(10)	(35)	(0.01)
TecoStar Holdings, Inc.	(4) (5)	S +	8.00%	(4.50% PIK)	12.29%	7/6/2029	4,285	4,207	4,285	0.95
								49,580	49,426	10.99
High Tech
Banyan Software Holdings LLC	(4) (5)	S +	5.25%		9.57%	1/2/2031	61	61	61	0.01
Banyan Software Holdings LLC	(4) (5) (6)	S +	5.25%		9.57%	1/2/2031	7	—	—	—
Banyan Software Holdings LLC	(4) (5) (6)	S +	5.25%		9.57%	1/2/2031	33	13	12	—
CentralSquare Technologies, LLC	(4) (5) (6)	S +	5.75%		10.04%	4/12/2030	867	(9)	(4)	—
CentralSquare Technologies, LLC	(4) (5)	S +	6.25%	(3.38% PIK)	10.57%	4/12/2030	7,850	7,767	7,811	1.74

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date		Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Eagan Sub, Inc.	(4) (5) (6)	S +	5.25%	9.55%	6/1/2029		2,900	(30)	—	—
Eagan Sub, Inc.	(4) (5)	S +	5.25%	9.55%	6/3/2030		14,282	14,109	14,282	3.17
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%	9.31%	7/2/2031		1,832	715	712	0.16
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%	9.31%	7/2/2031		733	(2)	(2)	—
Everbridge Holdings, LLC	(4) (5)	S +	5.00%	9.31%	7/2/2031		7,315	7,298	7,297	1.62
Greenway Health, LLC	(4) (5)	S +	6.75%	11.05%	4/1/2029		9,066	8,920	9,134	2.03
PDI TA Holdings, Inc.	(4) (5)	S +	5.50%	9.82%	2/3/2031		177	176	177	0.04
PDI TA Holdings, Inc.	(4) (5)	S +	5.50%	9.79%	2/3/2031		1,936	1,919	1,936	0.43
PDI TA Holdings, Inc.	(4) (5) (6)	S +	5.50%	9.79%	2/3/2031		173	22	23	0.01
								40,959	41,439	9.21
Insurance
Integrity Marketing Acquisition, LLC	(4) (5)	S +	5.00%	9.31%	8/25/2028		5,671	5,647	5,671	1.26
MAI Capital Management Intermediate, LLC	(4) (5)	S +	4.75%	9.05%	8/29/2031		2,765	2,752	2,751	0.61
MAI Capital Management Intermediate, LLC	(4) (5) (6)	S +	4.75%	9.05%	8/29/2031		1,625	640	635	0.14
MAI Capital Management Intermediate, LLC	(4) (5) (6)	S +	4.75%	9.04%	8/29/2031		610	144	144	0.03
Peter C. Foy & Associates Insurance Services, LLC	(4) (5)	S +	5.50%	9.81%	11/1/2028		6,468	6,380	6,468	1.44
Peter C. Foy & Associates Insurance Services, LLC	(4) (5)	S +	5.50%	9.82%	11/1/2028		1,780	1,755	1,780	0.40
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (6)	S +	5.50%	9.81%	11/1/2027		310	(3)	—	—
Peter C. Foy & Associates Insurance Services, LLC	(4) (5)	S +	6.50%	10.81%	11/1/2028		99	98	99	0.02
RSC Acquisition, Inc.	(4) (5)	S +	4.75%	9.05%	11/1/2029		6,919	6,855	6,885	1.53
Shelf Bidco Ltd.	(4) (5) (7) (8)	S +	5.00%	9.30%	8/21/2031		8,388	8,348	8,346	1.85
THG Acquisition, LLC	(4) (5)	S +	4.75%	9.07%	10/31/2031		75	75	75	0.02
THG Acquisition, LLC	(4) (5) (6)	S +	4.75%	9.07%	10/31/2031		17	—	—	—
THG Acquisition, LLC	(4) (5) (6)	S +	4.75%	9.07%	10/31/2031		8	—	—	—
								32,691	32,854	7.30
Media: Diversified & Production
Aurelia Netherlands Midco 2 B.V.	(4) (5) (8)	E +	5.50%	8.54%	5/29/2031	EUR	11,569	12,136	12,434	2.76
Circana Group, L.P.	(4) (5)	S +	5.00%	9.31%	12/1/2028		7,002	6,857	7,002	1.56
Circana Group, L.P.	(4) (5) (6)	S +	5.00%	9.32%	12/1/2027		488	46	55	0.01
								19,039	19,491	4.33

Printing and Publishing
Recorded Books Inc.	(4) (5) (6)	S +	5.75%	10.07%	6/15/2028		1,160	732	746	0.16
Recorded Books Inc.	(4) (5)	S +	5.75%	10.06%	12/15/2028		14,160	13,954	14,160	3.15
								14,686	14,906	3.31
Retail Stores

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate(2)	Maturity Date		Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
New Look Vision Group, Inc.	(4) (5) (7) (8)	C +	6.00%	(2.00% PIK)	8.98%	5/26/2028	CAD	6,218	4,392	4,288	0.95
New Look Vision Group, Inc.	(4) (5) (6) (8)	C +	5.50%		8.50%	5/26/2026	CAD	850	164	113	0.03
New Look Vision Group, Inc.	(4) (5) (7) (8)	C +	5.50%		8.48%	5/26/2028	CAD	414	292	283	0.06
New Look Vision Group, Inc.	(4) (5) (8)	S +	5.50%		9.95%	5/26/2028		1,283	1,236	1,261	0.28
New Look Vision Group, Inc.	(4) (5) (7) (8)	C +	5.50%		8.48%	5/26/2028	CAD	795	561	543	0.12
New Look Vision Group, Inc.	(4) (5) (8)	S +	6.00%	(2.00% PIK)	10.45%	5/26/2028		146	141	144	0.03
									6,786	6,632	1.47
Services: Business
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	4.75%		9.07%	6/3/2030		1,828	(12)	—	—
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	4.75%		9.07%	6/3/2031		1,305	(2)	—	—
Baker Tilly Advisory Group, LP	(4) (5)	S +	4.75%		9.07%	6/3/2031		8,624	8,567	8,624	1.92
FR Vision Holdings, Inc.	(4) (5) (6)	S +	5.00%		9.29%	1/21/2030		580	(5)	—	—
FR Vision Holdings, Inc.	(4) (5) (6)	S +	5.00%		9.29%	1/20/2031		2,314	965	973	0.22
FR Vision Holdings, Inc.	(4) (5)	S +	5.00%		9.29%	1/20/2031		7,126	7,063	7,126	1.58
GC Waves Holdings, Inc.	(4) (5)	S +	4.75%		9.17%	10/4/2030		7,356	7,209	7,319	1.63
GI Apple Midco LLC	(4) (5) (6)	S +	6.75%		11.07%	4/19/2029		1,133	632	648	0.14
GI Apple Midco LLC	(4) (5)	S +	6.75%		11.07%	4/19/2030		7,317	7,201	7,390	1.64
GI Apple Midco LLC	(4) (5) (6)	S +	6.75%		11.07%	4/19/2030		1,617	170	192	0.04
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		9.32%	9/2/2031		1,467	(3)	(15)	—
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		9.32%	9/2/2031		587	(5)	(6)	—
Jensen Hughes Inc.	(4) (5)	S +	5.00%		9.32%	8/30/2031		5,204	5,155	5,151	1.14
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		9.32%	9/2/2031		342	—	(3)	—
PT Intermediate Holdings III, LLC	(4) (5) (6)	S +	5.00%	(1.75% PIK)	9.30%	4/9/2030		232	—	(2)	—
PT Intermediate Holdings III, LLC	(4) (5)	S +	5.00%	(1.75% PIK)	9.30%	4/9/2030		12,401	12,229	12,277	2.73
Rimkus Consulting Group Inc.	(4) (5) (6)	S +	5.25%		9.55%	4/1/2030		463	(3)	(2)	—
Rimkus Consulting Group Inc.	(4) (5)	S +	5.25%		9.55%	4/1/2031		3,444	3,421	3,427	0.76
Rimkus Consulting Group Inc.	(4) (5) (6)	S +	5.25%		9.55%	4/1/2031		867	138	134	0.03
Speed Midco 3 S.a r.l.	(4) (5) (8)	S +	4.95%		9.17%	6/5/2031		7,219	7,188	7,201	1.60
Speed Midco 3 S.a r.l.	(4) (5) (8)	E +	4.95%		7.33%	6/5/2031	EUR	1,983	2,146	2,137	0.47
Speed Midco 3 S.a r.l.	(4) (5) (8)	SN +	4.95%		9.41%	6/5/2031	EUR	491	624	632	0.14
STV Group, Inc.	(4) (5) (6)	S +	5.00%		9.32%	3/20/2031		1,250	—	(6)	—
STV Group, Inc.	(4) (5)	S +	5.00%		9.32%	3/20/2031		4,331	4,293	4,310	0.96
STV Group, Inc.	(4) (5) (6)	P +	5.00%		11.50%	3/20/2030		875	180	183	0.04
USIC Holdings Inc.	(4) (5)	S +	5.50%		9.81%	9/10/2031		8,409	8,369	8,367	1.86
USIC Holdings Inc.	(4) (5) (6)	S +	5.25%		9.56%	9/10/2031		1,073	577	577	0.13
USIC Holdings Inc.	(4) (5) (6)	S +	5.50%		9.81%	9/10/2031		510	110	107	0.02
									76,207	76,741	17.05
Services: Consumer
Bradyifs Holdings, LLC	(4) (5)	S +	5.00%		9.29%	10/31/2029		13,337	13,231	13,337	2.96
Bradyifs Holdings, LLC	(4) (5) (6)	S +	5.00%		9.29%	10/31/2029		393	82	84	0.02

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
The Kleinfelder Group, Inc.	(4) (5)	S +	5.00%		9.29%	11/28/2025	12,404	12,365	12,404	2.76
The Kleinfelder Group, Inc.	(4) (5) (6)	S +	5.00%		9.29%	9/18/2028	1,643	(11)	—	—
The Kleinfelder Group, Inc.	(4) (5) (6)	S +	5.00%		9.29%	9/18/2030	2,464	—	—	—
								25,667	25,825	5.74

Technology & Electronics
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%		9.04%	10/30/2028	8,633	6,004	6,047	1.35
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%		9.04%	10/30/2028	433	45	48	0.01
Granicus, Inc.	(4) (5) (6)	S +	5.25%		9.54%	1/17/2031	384	(2)	—	—
Granicus, Inc.	(4) (5) (7)	S +	5.75%	(2.25% PIK)	10.04%	1/17/2031	2,753	2,742	2,753	0.61
Granicus, Inc.	(4) (5)	S +	5.25%	(2.25% PIK)	9.54%	1/17/2031	408	408	407	0.09
								9,197	9,255	2.06

Total First Lien Debt								$419,174	$421,940	93.76%

Second Lien Debt
High Tech
Polaris Newco LLC	(4) (5)	S +	9.00%		13.41%	6/4/2029	6,200	6,075	6,076	1.35
								6,075	6,076	1.35

Total Second Lien Debt								$6,075	$6,076	1.35%
Total Investments—non-controlled/non-affiliated								$425,249	$428,016	95.11%
Total Portfolio Investments								$425,249	$428,016	95.11%
(1)Unless otherwise indicated, issuers of debt investments held by the Company (which such term “Company” shall include the Company’s subsidiaries for purposes of this Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR (“E”), or SOFR including SOFR adjustment if any, ("S"), CDOR ("C"), SONIA ("SN"), or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower;s option which generally resets periodically. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. For each such loan, the Company has provided the interest rate in effect on the date presented.
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

Investments—non- controlled/non- affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
AI Titan Parent Inc.	Delayed Draw Term Loan	8/29/2031	$1,558	$(8)
AI Titan Parent Inc.	Revolver	8/29/2031	973	(5)
Ascend Buyer LLC	2025 4th Amendment Revolver	9/29/2028	358	(2)
Associations, Inc.	2024 Special Purpose Delayed Draw Term Loan	7/3/2028	268	—
Associations, Inc.	2024 2nd Amendment Revolver	7/3/2028	74	—
Baker Tilly Advisory Group, LP	Delayed Draw Term Loan	6/3/2031	1,305	—
Baker Tilly Advisory Group, LP	Revolver	6/3/2030	1,828	—
Banyan Software Holdings LLC	2024 1st Lien Delayed Draw Term Loan	1/2/2031	20	—
Banyan Software Holdings LLC	2024 Revolver	1/2/2031	8	—
BCPE HIPH Parent, Inc.	2023 Delayed Draw Term Loan	10/7/2030	111	(1)
Beacon Pointe Advisors, LLC	2021 Revolver	12/29/2027	627	—
Bradyifs Holdings, LLC	2024 Delayed Draw Term Loan	10/31/2029	309	—
CentralSquare Technologies, LLC	2024 Revolver	4/12/2030	867	(4)
Chase Intermediate, LLC	2023 Revolver	10/30/2028	385	—
Chase Intermediate, LLC	2023 Delayed Draw Term Loan	10/30/2028	2,587	—
Circana Group, L.P.	2024 Revolver	12/1/2027	434	—
Cliffwater LLC	Revolver	10/7/2030	1,000	—
Coding Solutions Acquistion Inc.	2024 Delayed Draw Term Loan	8/7/2031	672	(3)
Coding Solutions Acquistion Inc.	2024 Revolver	8/7/2031	52	—
Eagan Sub, Inc.	2023 Revolver	6/1/2029	2,900	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2031	1,115	(3)
Everbridge Holdings, LLC	Revolver	7/2/2031	733	(23)
Evergreen IX Borrower 2023 LLC	Revolver	10/1/2029	599	—
Farsound Aviation Limited	2024 Delayed Draw Term Loan	12/3/2031	952	(10)
FloWorks International	2024 Delayed Draw Term Loan	11/26/2031	11	—
FR Vision Holdings, Inc.	Delayed Draw Term Loan	1/20/2031	1,341	—
FR Vision Holdings, Inc.	Revolver	1/21/2030	580	—
Gateway US Holdings, Inc.	Revolver	9/22/2028	131	—
GI Apple Midco LLC	Delayed Draw Term Loan	4/19/2030	1,441	14
GI Apple Midco LLC	Revolver	4/19/2029	486	—
Granicus, Inc.	2024 Revolver	1/17/2031	384	—
Jensen Hughes Inc.	2024 1st Lien Delayed Draw Term Loan	8/6/2031	342	(3)
Jensen Hughes Inc.	2024 Delayed Draw Term Loan	8/6/2031	1,467	(15)
Jensen Hughes Inc.	2024 Revolver	8/6/2031	587	(6)
Kleinfelder Group, Inc.(The)	2023 Delayed Draw Term Loan	9/1/2030	2,464	—
Kleinfelder Group, Inc.(The)	Revolver	8/4/2028	1,643	—
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	8/29/2031	982	(5)
MAI Capital Management Intermediate, LLC	Revolver	8/29/2031	463	(2)

Mammoth Holdings, LLC	2023 Revolver	11/15/2029	909	—
Mantech International CP	2024 Revolver Tranche A	9/14/2028	444	—
Mantech International CP	2024 Delayed Draw Term Loan	9/14/2029	566	—
Medvet Associates LLC	Delayed Draw Term Loan	6/25/2031	2,000	—
Model N, Inc.	2024 Revolver	6/27/2031	774	(4)
Model N, Inc.	2024 Delayed Draw Term Loan	6/27/2031	1,452	(7)
New Look Vision Group, Inc.	CAD Revolver	5/26/2026	446	-142
Next Holdco, LLC	Delayed Draw Term Loan	11/12/2030	1308	(7)
Next Holdco, LLC	Revolver	11/9/2029	491	(2)
NRO Holdings III Corp.	Delayed Draw Term Loan	7/15/2031	2080	(10)
NRO Holdings III Corp.	Revolver	7/15/2030	1050	(5)
Ohio Transmission Corporation	2023 Delayed Draw Term Loan	12/19/2030	663	—
Ohio Transmission Corporation	2023 Revolver	12/19/2028	650	—
Packaging Coordinators Midco, Inc.	2025 Revolver	1/22/2032	617	(8)
Packaging Coordinators Midco, Inc.	2025 Delayed Draw Term Loan	1/22/2032	2581	(32)
Packaging Coordinators Midco, Inc.	2025 Multicurrency Delayed Draw Term Loan	1/22/2032	673	(8)
PDI TA Holdings, Inc.	2024 Revolver	2/3/2031	150	—
Peter C. Foy & Associates Insurance Services, LLC	2021 1st Lien Revolver	11/1/2027	310	—
PetVet Care Centers, LLC	2023 Delayed Draw Term Loan	11/15/2030	1396	(35)
PetVet Care Centers, LLC	2023 Revolver	11/15/2029	1396	(35)
Poly-Wood, LLC	Delayed Draw Term Loan	3/20/2030	1396	—
Poly-Wood, LLC	Revolver	3/20/2030	954	—
PT Intermediate Holdings III, LLC	2024 Delayed Draw Term Loan	4/9/2030	232	(2)
Recorded Books Inc.	2023 Revolver	6/15/2028	414	—
Rimkus Consulting Group Inc.	Delayed Draw Term Loan	4/1/2031	729	(4)
Rimkus Consulting Group Inc.	Revolver	4/1/2030	463	(2)
Rock Star Mergersub, LLC	Delayed Draw Term Loan	12/15/2031	989	(5)
Rock Star Mergersub, LLC	Revolver	12/15/2031	361	(2)
Spectrum Automotive Holdings, Corp.	2021 Revolver	6/29/2027	305	—
STS Aviation Group	Delayed Draw Term Loan	10/8/2031	20	—
STS Aviation Group	Revolver	10/8/2030	3	—
STV Group, Inc.	2024 Delayed Draw Term Loan	3/20/2031	1250	(6)
STV Group, Inc.	2024 Revolver	3/20/2030	688	(3)
THG Acquisition, LLC	2024 Delayed Draw Term Loan	10/31/2031	16	—
THG Acquisition, LLC	2024 Revolver	10/31/2031	8	—
Truck-Lite Co., LLC	2024 Delayed Draw Term Loan	2/13/2031	416	—
Truck-Lite Co., LLC	2024 Revolver	2/13/2030	1079	—
USIC Holdings Inc.	2024 Specified Delayed Draw Term Loan	9/10/2031	400	(2)

USIC Holdings Inc.	2024 Revolver	9/10/2031	490	(2)
			$62,226	$(399)
(7)Position or portion thereof unsettled for the three months ended March 31, 2025.
(8)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. For the three months ended March 31, 2025, non-qualifying assets totaled 9.23% of the Company’s total assets.
(9)As of March 31, 2025, the estimated net unrealized gain for federal tax purposes was $2.6 million based on a tax basis of $417.4 million. As of March 31, 2025, the estimated aggregate gross unrealized loss for federal income tax purposes was $1.2 million and the estimated aggregate gross unrealized gain for federal income tax purposes was $3.8 million.

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
State Street Bank & Trust Company	U.S. Dollar 6,179	Canadian Dollar 8,800	6/26/2025	$33
State Street Bank & Trust Company	Canadian Dollar 800	U.S. Dollar 562	6/26/2025	(3)
State Street Bank & Trust Company	U.S. Dollar 15,379	Euro 14,000	6/26/2025	194
State Street Bank & Trust Company	U.S. Dollar 649	Great Britain Pound 500	6/26/2025	5
City National Bank	Euro 50,000	U.S. Dollar 56,309	6/30/2025	(2,063)
City National Bank	Euro 50,000	U.S. Dollar 56,514	45930	(1,988)
City National Bank	Euro 50,000	U.S. Dollar 56,745	12/31/2025	(1,950)
City National Bank	Euro 43,581	U.S. Dollar 49,662	3/31/2026	(1,690)
Macquarie Bank Limited	Euro 50,000	U.S. Dollar 56,270	6/30/2026	(1,018)
Macquarie Bank Limited	Euro 50,000	U.S. Dollar 56,500	9/30/2026	(1,030)
Natwest Markets PLC	Euro 100	U.S. Dollar 109	12/31/2026	2
Natwest Markets PLC	Euro 50,147	U.S. Dollar 54,720	12/31/2026	1,132
Natwest Markets PLC	Euro 32,195	U.S. Dollar 35,347	3/31/2027	651
Natwest Markets PLC	Euro 42,696	U.S. Dollar 48,238	6/30/2027	(352)
				$(8,077)
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
(Unaudited)
Note 1. Organization
OHA Senior Private Lending Fund (U) LLC (the “Company”) was formed on June 27, 2022. OHA Private Credit Advisors II, L.P. (the “Adviser”) is the investment adviser of the Company. The Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940. The Company is a closed-end investment company that has filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).

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

The Investment Period commenced on the settlement date of the Company’s initial investment (January 4, 2023) and will end on the third-anniversary thereof; provided, however, that the Investment Period may be extended by up to an additional two (2) consecutive one-year periods, each subject to the approval of a majority of the outstanding Shares. Members have the right to terminate the Investment Period and, in certain circumstances, dissolve the Company, as a result of a Cause Event (as defined in the Amended and Restated Limited Liability Company Agreement of the Company (as amended or restated from time to time, the “LLC Agreement”)). The Investment Period may also be suspended or terminate early if a “Key Person Event” (as defined in the LLC Agreement) occurs and is not cured. The Company has discretion as to when it calls capital from Members during the Investment Period (and under certain limited circumstances thereafter). As a result, assuming the Investment Period ends on January 4, 2026 and no extension of the term, the Company’s term will end on January 4, 2031.
Note 2. Significant Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  The Company is an investment company and accordingly follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”).  These consolidated financial statements reflect adjustments that in the opinion of management are necessary for the fair statement of the financial position and results of operations for the periods presented herein.  The Company commenced operations on December 15, 2022 and its fiscal year ends on December 31.

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
Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of March 31, 2025 and December 31, 2024, the Company did not hold any cash equivalents. As of March 31, 2025 and December 31, 2024, approximately $1.3 million and $0.8 million of the cash and cash equivalents balances were denominated in a foreign currency, respectively.
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

Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of March 31, 2025 and December 31, 2024, there were no loans placed on non-accrual status.
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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of March 31, 2025, the Company had $0.1 million of payables for investments purchased and had $0.0 million of receivables for investments sold. As of December 31, 2024, the Company had $0.0 million of payables for investments purchased and had $0.1 million of receivables for investments sold.

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
Costs associated with the offering of Shares of the Company will be capitalized as deferred offering expenses and included as other assets on the Consolidated Statement of Assets and Liabilities and amortized over a twelve-month period from incurrence. As of March 31, 2025 and December 31, 2024, all offering costs were fully amortized.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through March 31, 2025. As applicable, the Company’s prior year remains subject to examination by U.S. federal, state and local tax authorities.
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

For the three months ended March 31, 2025 and March 31, 2024, management fees were $0.7 million and $0.7 million, respectively, of which none were waived. As of March 31, 2025 and December 31, 2024, $0.7 million and $0.8 million, respectively, remained payable related to the base management fee accrued in management fee payable on the consolidated statement of assets and liabilities.
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
For the three months ended March 31, 2025 and March 31, 2024, income based incentive fees (before waivers) were $1.3 million and $1.5 million, respectively. For the three months ended March 31, 2025 and March 31, 2024, $0.0 million and $0.0 million of income incentive fees, respectively, were waived in accordance with the annual Operating Expense Cap. As of March 31, 2025 and December 31, 2024, $1.3 million and $5.2 million related to the income based incentive fee had accrued and remained payable on the consolidated statement of assets and liabilities, respectively.
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

There were no capital gains based incentive fees for the three months ended March 31, 2025 and March 31, 2024. As of March 31, 2025 and December 31, 2024, $0.0 million and $0.0 million, respectively, remained payable related to the capital gains based incentive fee accrued in capital gains incentive fee payable on the consolidated statement of assets and liabilities.
Administration Agreement
Under the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to Members and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of our Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. We will reimburse the Administrator for the reasonable fees, costs and expenses incurred by the Administrator in performing its obligations under the Administration Agreement. Such reimbursement will include the Company’s allocable portion of compensation, Overhead (as defined below) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of OHA or any of its affiliates, subject to the limitations described in the Advisory Agreement and the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party. The Administrator hired a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement.
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
For the three months ended March 31, 2025 and March 31, 2024, there were $0.2 million and $0.1 million, respectively, in expenses related to the Administrator that were included in other general and administrative expenses on the consolidated statements of operations and the payable included in accrued expenses and other liabilities in the consolidated statements of assets and liabilities.

The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. For the three months ended March 31, 2025 and March 31, 2024, there were $0.2 million and $0.1 million, respectively, in expenses related to the sub-administrator which is included in administrative service expenses on the consolidated statements of operations and the payable included in accrued expenses and other liabilities in the consolidated statements of assets and liabilities.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$419,174	$421,940	98.6%	$414,659	$417,230	98.5%
Second lien debt	6,075	6,076	1.4	6,070	6,200	1.5
Total investments	$425,249	$428,016	100.0%	$420,729	$423,430	100.0%
The industry composition of investments based on fair value as of March 31, 2025 and December 31, 2024 were as follows:

March 31, 2025
Services: Business	17.9%
Healthcare, Education and Childcare	11.5
High Tech	11.1
Insurance	7.7
Capital Equipment	6.5
Services: Consumer	6.0
Finance	5.8
Chemicals, Plastics and Rubber	5.4
Consumer Goods: Durable	4.9
Media: Diversified & Production	4.6
Printing and Publishing	3.5
Aerospace and Defense	3.4
Automobile	3.3
Technology & Electronics	2.2
Construction & Building	1.6
Retail Stores	1.5
Buildings and Real Estate	1.4
Containers, Packaging and Glass	1.0
Ecological	0.7
Total	100.0%

December 31, 2024
Services: Business	17.9%
High Tech	11.8
Healthcare, Education and Childcare	10.3
Insurance	7.7
Capital Equipment	6.3
Services: Consumer	6.2
Finance	5.9
Chemicals, Plastics and Rubber	5.5
Consumer Goods: Durable	4.9
Media: Diversified & Production	4.5
Aerospace and Defense	3.4
Printing and Publishing	3.3
Automobile	3.3
Construction & Building	1.6
Technology & Electronics	1.6
Retail Stores	1.6
Buildings and Real Estate	1.4
Broadcasting and Entertainment	1.2
Containers, Packaging and Glass	0.9
Ecological	0.7
Total	100.0%

The geographic composition of investments at cost and fair value as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$382,833	$385,458	90.1%	85.6%
United Kingdom	13,536	13,522	3.2	3.0
Germany	12,136	12,434	2.9	2.8
Switzerland	9,958	9,970	2.3	2.2
Canada	6,786	6,632	1.5	1.5
Total	$425,249	$428,016	100.0%	95.1%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$378,303	$381,519	90.1%	87.4%
United Kingdom	13,554	13,553	3.2	3.1
Germany	12,129	11,860	2.8	2.7
Switzerland	9,955	9,863	2.3	2.3
Canada	6,788	6,635	1.6	1.5
Total	$420,729	$423,430	100.0%	97.0%
Note 5. Fair Value of Investments
The following tables present the fair value hierarchy of investments as of March 31, 2025 and December 31, 2024, categorized by the ASC 820 valuation hierarchy, as previously described:

	March 31, 2025
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$4,976	$416,964	$421,940
Second Lien Debt	—	—	6,076	6,076
Total investments	$—	$4,976	$423,040	$428,016

	December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$5,130	$412,100	$417,230
Second Lien Debt	—	—	6,200	6,200
Total investments	$—	$5,130	$418,300	$423,430

The following tables present the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2025 and March 31, 2024:

	For the Three Months Ended
	March 31, 2025
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$412,100	6,200	418,300
Purchases of investments(1)	15,204	—	15,204
Proceeds from principal repayments and sales of investments	(11,126)	—	(11,126)
Accretion of discount/amortization of premium	248	5	253
Net realized gain (loss)	14	—	14
Net change in unrealized appreciation (depreciation)	524	(129)	395
Transfers into Level 3 (2)	—	—	—
Transfers out of Level 3 (2)	—	—	—
Fair value, end of period	$416,964	$6,076	$423,040
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of March 31, 2025	$323	$(129)	$194

	For the Three Months Ended
	March 31, 2024
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$318,189	6,107	324,296
Purchases of investments(1)	49,258	—	49,258
Proceeds from principal repayments and sales of investments	(50,794)	—	(50,794)
Accretion of discount/amortization of premium	1,386	5	1,391
Net realized gain (loss)	100	—	100
Net change in unrealized appreciation (depreciation)	(903)	88	(815)
Transfers into Level 3 (2)	—	—	—
Transfers out of Level 3 (2)	—	—	—
Fair value, end of period	$317,236	$6,200	$323,436
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of March 31, 2024	$356	$88	$444
(1)Purchases include PIK interest, if applicable.
(2)Transfers between levels are recognized at the beginning of the year in which the transfer occurred. For the three months ended March 31, 2025 and March 31, 2024, there were no transfers into or out of Level 3.

Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2025 and December 31, 2024.  The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2025
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)
Assets:
First lien debt	$416,964	Discounted cash flow	Comparative Yields	7.5% - 14.5% (9.3%)
Total first lien debt	416,964
Second lien debt	6,076	Discounted cash flow	Comparative Yields	13.5%
Total investments	$423,040

	December 31, 2024
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)
Assets:
First lien debt	$389,496	Discounted cash flow	Comparative Yields	7.3% - 15.3% (9.6%)
First lien debt	22,604	Precedent Transaction	Transaction Price	N/A
Total first lien debt	412,100
Second lien debt	6,200	Discounted cash flow	Comparative Yields	13.0%
Total investments	$418,300
(1)Weighted averages are calculated based on fair value of investments.
The Company used the income approach to determine the fair value of certain Level 3 assets as of March 31, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach is the comparative yield and discount rate. The comparative yield and discount rate is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value.
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

The Company may enter into forward currency exchange contracts to reduce the exposure to foreign currency exchange rate fluctuations of the Company and its Members, as described in Note 2. The fair value of derivative contracts open as of March 31, 2025 and December 31, 2024 is included on the consolidated schedules of investments by contract. The Company had no collateral receivable as of March 31, 2025 and December 31, 2024 and had $0.0 million and $0.2 million collateral payable as of March 31, 2025 and December 31, 2024, respectively. Collateral amounts posted are included in collateral on forward currency exchange contracts on the consolidated statements of assets and liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the consolidated statements of assets and liabilities.

For the three months ended March 31, 2025 and March 31, 2024, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $507.5 million and $424.5 million, respectively.

The following tables present both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities.

March 31, 2025
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$—	$(8,077)	$(8,077)	$—	$(8,077)

December 31, 2024
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$—	$(26,106)	$(26,106)	$—	$(26,106)
(1)Amount excludes excess cash collateral paid.
(2)Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual set off rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.
The effect of transactions in derivative instruments on the Consolidated Statements of Operations for the three months ended March 31, 2025 and March 31, 2024 were as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Realized gain (loss) on foreign currency forward contracts	$(2,738)	$(13,516)
Net change in unrealized gain (loss) on foreign currency forward contracts	18,029	1,785
Total net realized and unrealized gain (loss) on foreign currency forward contracts	$15,291	$(11,731)

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
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2025 and December 31, 2024, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	March 31, 2025	December 31, 2024
Unfunded delayed draw commitments	$35,112	$35,950
Unfunded revolving commitments	27,114	28,764
Total unfunded commitments	$62,226	$64,714
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025, management is not aware of any pending or threatened material litigation.
Investor Commitments

As of March 31, 2025, the Company had $567.8 million in total capital commitments from investors, $107.5 million of which was undrawn. As of December 31, 2024, the Company had $543.8 million in total capital commitments from investors, $83.5 million of which was undrawn.
Note 8: Segment Reporting
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
Note 9.  Net Assets
Subscriptions and Drawdowns
As of March 31, 2025 and December 31, 2024, the Company had 44,724,135 shares issued and outstanding with a par value of $0.01 per Share. The Company has entered into subscription agreements with investors providing for the private placement of the Company’s Shares. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their respective capital commitment on an as-needed basis each time the Adviser delivers a drawdown notice to such investors.

The following table summarizes capital activity for the three months ended March 31, 2025:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	44,724,135	$447	$459,283	$7,178	$(7,213)	$(23,405)	$436,290
Common Shares issued	—	—	$—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	8,817	—	—	8,817
Net realized gain (loss)	—	—	—	—	(2,562)	—	(2,562)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	66	66
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	18,029	18,029
Distributions declared	—	—	—	(10,552)	—	—	(10,552)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance end of period	44,724,135	$447	$459,283	$5,443	$(9,775)	$(5,310)	$450,088

The following table summarizes capital activity for the three months ended March 31, 2024:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	38,954,613	$390	$398,535	$6,522	$11,561	$3,005	$420,013
Common Shares issued	—	—	—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	10,205	—	—	10,205
Net realized gain (loss)	—	—	—	—	(12,920)	—	(12,920)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(815)	(815)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	1,785	1,785
Distributions declared	—	—	—	(7,625)	—	—	(7,625)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance end of period	38,954,613	$390	$398,535	$6,522	$(1,359)	$3,975	$410,643

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 4, 2025	March 12, 2025	March 14, 2025	$0.23	$10,552
Total				$10,552

The following table summarizes distributions declared during the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 6, 2024	March 6, 2024	March 22, 2024	$0.20	$7,625
Total				$7,625

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

Note 10. Financial Highlights

The following are financial highlights for Shares outstanding for the three months ended March 31, 2025 and March 31, 2024:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Per Share data:(1)
Net asset value, beginning of period	$9.76	$10.78
Net investment income (loss)	0.20	0.26
Net realized and unrealized gains (losses) (2)	0.34	(0.30)
Net increase (decrease) in net assets resulting from operations	0.54	(0.04)
Impact of issuance of Shares	—	—
Shareholder distributions from income (3)	(0.24)	(0.20)
Net asset value, end of period	$10.06	$10.54

Total Return (4)	5.50%	4.68%

Ratios and supplemental data:
Net assets, end of period	$450,088	$410,643

Portfolio turnover rate(5)	2.55%	14.86%
Ratio of expenses before management and incentive fees to average net assets(6)(7)	0.63%	0.92%
Ratio of expenses after management and incentive fees before waivers to average net assets(6)(7)	2.46%	2.99%
Ratio of expenses after waivers to average net assets(6)(7)	2.46%	2.99%
Net investment income (loss) to average net assets before waivers(6)(7)	8.14%	9.90%
Net investment income (loss) to average net assets after waivers(6)(7)	8.14%	9.90%
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

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than as disclosed below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2025.

On April 28, 2025, the Company declared a distribution of $0.20 per Share, all of which is payable on May 30, 2025 to Members of record as of April 30, 2025.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A of this Form 10-Q and elsewhere in this Form 10-Q.
Overview
The Company is a Delaware limited liability company formed on June 27, 2022. We are an externally managed, closed-end, diversified management investment company that elected to be regulated as a business development company under the 1940 Act. OHA Private Credit Advisors II, L.P. is the investment adviser of the Company. In addition, for U.S. federal income tax purposes, we elected to be treated as a RIC under Subchapter M of the Code. We were formed to make investments and generate returns in the form of current income and long-term capital appreciation.

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
Revenues

We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. As of March 31, 2025, 99.8% of our debt investments based on fair value in our portfolio were at floating rates. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

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
Portfolio and Investment Activity
As of March 31, 2025 and December 31, 2024, based on fair value, our portfolio consisted of 98.6% and 98.5% first lien debt investments, respectively, and 1.4% and 1.5% second lien debt investments, respectively.

As of March 31, 2025 and December 31, 2024, we had investments in 62 and 61 portfolio companies with an aggregate fair value of approximately $428.0 million and $423.4 million, respectively.
Our investment activity for the three months ended March 31, 2025 and March 31, 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Total investments, beginning of period	$420,729	$318,837
New investments purchased(1)	15,261	49,258
Net accretion of discount on investments	371	1,391
Net realized gain (loss) on investments	14	100
Investments sold or repaid	(11,126)	(50,794)
Total investments, end of period	$425,249	$318,792
(1) Purchases include PIK interest, if applicable.

The following table presents certain selected information regarding our investment portfolio:

	As of
	March 31, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at amortized cost (1)	10.5%	10.8%
Weighted average yield on debt and income producing investments, at fair value (1)	10.4%	10.7%
Number of portfolio companies	62	61
Weighted average EBITDA (2)	$249.0	$239.0
Average loan-to-value (LTV) (3)	41.8%	40.8%
Percentage of debt investments bearing a floating rate, at fair value	99.8%	99.8%
Percentage of debt investments bearing a fixed rate, at fair value	0.2%	0.2%
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
Our investments consisted of the following:

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien debt	$419,174	$421,940	$414,659	$417,230
Second lien debt	6,075	6,076	6,070	6,200
Total investments	$425,249	$428,016	$420,729	$423,430

As of March 31, 2025 and December 31, 2024 there were no investments on non-accrual status.
The tables below describe investments by industry composition based on fair value as of March 31, 2025 and December 31, 2024:

March 31, 2025
Services: Business	17.9%
Healthcare, Education and Childcare	11.5
High Tech	11.1
Insurance	7.7
Capital Equipment	6.5
Services: Consumer	6.0
Finance	5.8
Chemicals, Plastics and Rubber	5.4
Consumer Goods: Durable	4.9
Media: Diversified & Production	4.6
Printing and Publishing	3.5
Aerospace and Defense	3.4
Automobile	3.3
Technology & Electronics	2.2
Construction & Building	1.6
Retail Stores	1.5
Buildings and Real Estate	1.4
Containers, Packaging and Glass	1.0
Ecological	0.7
Total	100.0%

December 31, 2024
Services: Business	17.9%
High Tech	11.8
Healthcare, Education and Childcare	10.3
Insurance	7.7
Capital Equipment	6.3
Services: Consumer	6.2
Finance	5.9
Chemicals, Plastics and Rubber	5.5
Consumer Goods: Durable	4.9
Media: Diversified & Production	4.5
Aerospace and Defense	3.4
Printing and Publishing	3.3
Automobile	3.3
Construction & Building	1.6
Technology & Electronics	1.6
Retail Stores	1.6
Buildings and Real Estate	1.4
Broadcasting and Entertainment	1.2
Ecological	0.7
Containers, Packaging and Glass	0.9
Total	100%

The tables below describe investments by geographic composition based on fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$382,833	$385,458	90.1%	85.6%
United Kingdom	13,536	13,522	3.2	3.0
Germany	12,136	12,434	2.9	2.8
Switzerland	9,958	9,970	2.3	2.2
Canada	6,786	6,632	1.5	1.5
Total	$425,249	$428,016	100.0%	95.1%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$378,303	$381,519	90.1%	87.4%
United Kingdom	13,554	13,553	3.2	3.1
Germany	12,129	11,860	2.8	2.7
Switzerland	9,955	9,863	2.3	2.3
Canada	6,788	6,635	1.6	1.5
Total	$420,729	$423,430	100.0%	97.0%
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

The below table summarizes the Risk Ratings as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Risk Rating 1	$66,918	15.6%	$77,027	18.2%
Risk Rating 2	328,993	76.9	328,923	77.7
Risk Rating 3	32,105	7.5	17,480	4.1
Risk Rating 4	—	—	—	—
Risk Rating 5	—	—	—	—
Total investments	$428,016	100.0%	$423,430	100.0%
The weighted average Risk Rating of our debt investment portfolio was 1.92 and 1.86 as of March 31, 2025 and December 31, 2024, respectively, and there were no debt investments assigned a Risk Rating of 4 or 5 as of March 31, 2025 and December 31, 2024.

Results of Operations
The following table represents the operating results:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Total investment income	$11,477	$13,291
Net expenses	2,660	3,086
Net investment income (loss)	8,817	10,205
Net realized gain (loss)	(2,562)	(12,920)
Net unrealized appreciation (depreciation)	18,095	970
Net increase (decrease) in net assets resulting from operations	$24,350	$(1,745)
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income
Investment income was as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Interest income	$11,285	$12,094
Other income	192	1,197
Total investment income	$11,477	$13,291
For the three months ended March 31, 2025 and March 31, 2024, total investment income was approximately $11.5 million and $13.3 million, respectively. The size of our investment portfolio at fair value was approximately
$428.0 million and $323.4 million, respectively. Our weighted average yield on debt and income producing investments at fair value was 10.4% and 12.3%, respectively.
Expenses
Expenses were as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Management fees	$714	$677
Income incentive fee	1,259	1,458
Capital gains incentive fee	—	—
Professional fees	232	182
Board of Managers fees	52	53
Administrative services expenses	159	115
Amortization of offering costs	—	—
Organizational costs	—	—
Other general & administrative	244	530
Total expenses before taxes	2,660	3,015
Excise tax	—	71
Total expenses	$2,660	$3,086

Management Fees
For the three months ended March 31, 2025 and March 31, 2024, management fees were approximately $0.7 million and $0.7 million, respectively. As of March 31, 2025 and December 31, 2024, $0.7 million and $0.8 million, respectively, remained payable. Management fees are payable monthly in arrears at an annual rate of 0.65% of the value of our net assets as of the beginning of the first calendar day of the applicable month.

Income Based Incentive Fees

For the three months ended March 31, 2025 and March 31, 2024, income based incentive fees were approximately $1.3 million and $1.5 million, respectively, before incentive fees waivers. For the three months ended March 31, 2025 and March 31, 2024, the Adviser waived $0.0 million and $0.0 million in income incentive fees in accordance with the annual Operating Expense Cap (as defined in Note 2). As of March 31, 2025 and December 31, 2024, approximately $1.3 million and $5.2 million, respectively, of income based incentive fees remained payable.
Capital Gains Incentive Fees
For the three months ended March 31, 2025 and March 31, 2024, the Company incurred no capital gains incentive fees. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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

Total other expenses were approximately $0.7 million and $0.9 million for the three months ended March 31, 2025 and March 31, 2024, primarily comprised of approximately $0.2 million and $0.2 million of professional fees (including legal, audit, and tax) and approximately $0.2 million and $0.5 million of other general and administrative expenses (including insurance, research, and other allocated costs), respectively.
Under the terms of the Administration Agreement and the Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the three months ended March 31, 2025 and March 31, 2024, the Administrator charged $0.2 million and $0.1 million, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.
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

For the three months ended March 31, 2025, we did not incur U.S. federal excise tax. For the three months ended March 31, 2024, we incurred $0.1 million of U.S. federal excise tax.
Net Realized Gain (Loss)
The realized gains and losses were comprised of the following:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Net realized gain (loss) on investments	$14	$100
Net realized gain (loss) on foreign currency transactions	162	496
Net realized gain (loss) on foreign currency forward contracts	(2,738)	(13,516)
Net realized gain (loss)	$(2,562)	$(12,920)

For the three months ended March 31, 2025 and March 31, 2024, we generated a net realized loss of approximately $2.6 million and of $12.9 million, respectively, which was primarily comprised of realized activity on foreign currency forward contracts and foreign currency transactions during these periods. For the three months ended March 31, 2025 and March 31, 2024, the net realized movement on foreign currency forward contracts was mainly due to EUR forward contracts.

Net Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Net change in unrealized gain (loss) on investments	$66	$(815)
Net change in unrealized gain (loss) on foreign currency forward contracts	18,029	1,785
Net change in unrealized appreciation (depreciation)	$18,095	$970
For the three months ended March 31, 2025, net unrealized gains were driven by unrealized gains on forwards and on investments. For the three months ended March 31, 2024, net unrealized losses on investments were primarily due to reversal of unrealized gains recorded in prior periods offset by an increase in fair value on certain portfolio company investments, and total net unrealized gains on the foreign currency forward contracts.
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
There were no outstanding borrowings as of March 31, 2025 and December 31, 2024. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

As of March 31, 2025, cash taken together with our uncalled capital commitments of $107.5 million, is expected to be sufficient for our investing activities and to conduct our operations.

As of March 31, 2025, we had approximately $29.2 million in cash. During the three months ended March 31, 2025, we used approximately $2.6 million in cash for operating activities, primarily due to investment purchases of

$14.8 million partially offset by sales and principal repayments of $11.1 million. Cash used in financing activities was approximately $10.4 million during the three months ended March 31, 2025, which was primarily due to $10.6 million of distributions paid.
As of March 31, 2024, we had approximately $73.6 million in cash. During the three months ended March 31, 2024, we used $36.5 million in cash for operating activities, primarily due to investment purchases of $49.2 million and change in collateral on forward currency exchange contracts of $29.8 million, partially offset by sales and principal repayments of $50.8 million. Cash provided by financing activities was $7.1 million during the period, which was primarily due to $7.6 million of distributions paid.
Equity
Subscriptions and Drawdowns

As of March 31, 2025 and March 31, 2024, we had 44,724,135 and 38,954,613, respectively, of Shares issued and outstanding with a par value of $0.01 per Share.
We have entered into subscription agreements with investors providing for the private placement of our Shares. Under the terms of the subscription agreements, each investor is required to fund drawdowns to purchase our Shares up to the amount of their respective Capital Commitment on an as-needed basis each time our Adviser delivers a capital call notice to such investor.

The following table summarizes capital activity during the three months ended March 31, 2025:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	44,724,135	$447	$459,283	$7,178	$(7,213)	$(23,405)	$436,290
Common Shares issued	—	—	—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	8,817	—	—	8,817
Net realized gain (loss)	—	—	—	—	(2,562)	—	(2,562)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	66	66
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	18,029	18,029
Distributions declared	—	—	—	(10,552)	—	—	(10,552)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance end of period	44,724,135	$447	$459,283	$5,443	$(9,775)	$(5,310)	$450,088

The following table summarizes capital activity during the three months ended March 31, 2024:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	38,954,613	$390	$398,535	$6,522	$11,561	$3,005	$420,013
Common Shares issued	—	—	—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	10,205	—	—	10,205
Net realized gain (loss)	—	—	—	—	(12,920)	—	(12,920)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(815)	(815)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	1,785	1,785
Distributions declared	—	—	—	(7,625)	—	—	(7,625)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance end of period	38,954,613	$390	$398,535	$6,522	$(1,359)	$3,975	$410,643

Distributions

We expect to pay quarterly distributions. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 4, 2025	March 12, 2025	March 14, 2025	$0.23	$10,552
Total				$10,552

The following table summarizes distributions declared during the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 6, 2024	March 6, 2024	March 22, 2024	$0.20	$7,625
Total				$7,625
Off-Balance Sheet Arrangements
Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2025 and December 31, 2024, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	March 31, 2025	December 31, 2024
Unfunded delayed draw commitments	$35,112	$35,950
Unfunded revolving commitments	27,114	28,764
Total unfunded commitments	$62,226	$64,714
Investor Commitments
As of March 31, 2025, the Company had $567.8 million in total capital commitments from investors, $107.5 million of which was undrawn. As of December 31, 2024, the Company had $543.8 million in total capital commitments from investors, $83.5 million of which was undrawn.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2025, management was not aware of any pending or threatened litigation.
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
Recent Developments

On April 28, 2025, the Company declared a distribution of $0.20 per Share, all of which is payable on May 30, 2025 to Members of record as of April 30, 2025.
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

As of March 31, 2025, 99.8% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	March 31, 2025
Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$13,475	$—	$13,475
Up 200 basis points	$8,983	$—	$8,983
Up 100 basis points	$4,492	$—	$4,492
Down 100 basis points	$(4,492)	$—	$(4,492)
Down 200 basis points	$(8,983)	$—	$(8,983)
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
Part II.    Other Information

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

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025, management is not aware of any pending or threatened material litigation.

Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes during the three months ended March 31, 2025 to the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024.

The Company is Subject to Risks Related to Changes to U.S. Tariff and Import or Export Regulations. The U.S. has recently enacted and proposed to enact significant new tariffs. Additionally, the new Presidential Administration has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict the Company’s portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact the Company’s business.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Sales of Unregistered Securities and Use of Proceeds

Refer to “Item 1. Financial Statements—Notes to the Financial Statements—Note 9. Net Assets—Subscriptions and Drawdowns” in this Quarterly Report for the issuance of our Shares for the three months ended March 31, 2025 and proceeds received in connection with such issuances. Such issuances, if any, were part of our private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.    Defaults Upon Senior Securities

None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5. Other Information

During the fiscal quarter ended March 31, 2025, none of the Board members or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.    Exhibits

Exhibit Number	Description of Exhibits
3.1	Amended and Restated LLC Agreement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56496))
3.2	First Amendment to the Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56496)
10.1	Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
10.2	Administration Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
10.4	Custody Agreements (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
24	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K (File No. 814-01586)
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OHA SENIOR PRIVATE LENDING FUND (U) LLC

Date: May 7, 2025	/s/ Eric Muller
Eric Muller
Chief Executive Officer

Date: May 7, 2025	/s/ Thomas Hansen
Thomas Hansen
Chief Financial Officer