Form 10-K/A
period 2024-12-31
OHA Senior Private Lending Fund (U) LLC
filed 2025-08-07
CIK 1955010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
Form 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends OHA Senior Private Lending Fund (U) LLC’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on March 13, 2025 (the “Original Filing”), solely to provide a revised Report of Independent Registered Public Accounting Firm from KPMG LLP.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Amendment No. 1 includes new certifications from the Company’s principal executive officer and principal financial officer dated as of the date of filing of this Amendment No. 1.

This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part II., Item 8., “Consolidated Financial Statements and Supplementary Data,” in its entirety, Part IV., Item 15., “Exhibits and Financial Statement Schedules,” in its entirety, the signature page, and the new certifications from the Company’s Principal Executive Officer and Principal Financial Officer.

Amendment No. 1 speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as described above. Amendment No. 1 should be read in conjunction with the Original Filing and with the Company’s subsequent filings with the SEC.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
3.1	Amended and Restated LLC Agreement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56496))
3.2	First Amendment to the Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56496)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 814-01586)
10.1	Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
10.2	Administration Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
10.4	Custody Agreements (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
12.1	List of Subsidiaries (incorporated by reference to Exhibit 12.1 to the Company’s Annual Report on Form 10-K (File No. 814-01586)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (File No. 814-01586)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K (File No. 814-01586)
24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K (File No. 814-01586)
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHA SENIOR PRIVATE LENDING FUND (U) LLC

Date: August 7, 2025	/s/ Eric Muller
Eric Muller
Chief Executive Officer

Date: August 7, 2025	/s/ Thomas Hansen
Thomas Hansen
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric Muller	Chief Executive Officer and Member	August 7, 2025
Eric Muller

/s/ Thomas Hansen	Chief Financial Officer and Principal Accounting Officer	August 7, 2025
Thomas Hansen

/s/ Kathleen M. Burke*	Member	August 7, 2025
Kathleen M. Burke*

/s/ Mark Manoff*	Member	August 7, 2025
Mark Manoff*

/s/ Jonathan Morgan*	Member	August 7, 2025
Jonathan Morgan*

/s/ Alan M. Schrager	Chairman of the Board and Member	August 7, 2025
Alan M. Schrager

*By: Grove Stafford
Chief Compliance Officer and Secretary
As Agent or Attorney-in-Fact