Form 10-Q
period 2025-09-30
OHA Senior Private Lending Fund (U) LLC
filed 2025-11-05
CIK 1955010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
Form 10-Q
____________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

As of September 30, 2025, there was no established public market for the registrant’s common shares of beneficial interest. The number of the registrant’s common shares, $0.01 par value per share, outstanding as of November 5, 2025 was 44,724,135.

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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
OHA Senior Private Lending Fund (U) LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	As of
	September 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Investments at fair value:
Non-controlled/non-affiliated investments (cost of $432,846 and $420,729 at September 30, 2025 and December 31, 2024, respectively)	$434,267	$423,430
Cash and cash equivalents	26,174	42,218
Interest receivable	5,214	3,831
Unrealized appreciation on foreign currency forward contracts	21,663	—
Receivable for investments sold	87	55
Total assets	$487,405	$469,534

LIABILITIES
Collateral payable on forward currency exchange contracts	330	160
Management fees payable	778	751
Income incentive fee payable	3,803	5,221
Unrealized depreciation on foreign currency forward contracts	—	26,106
Accrued expenses and other liabilities	909	1,006
Total liabilities	$5,820	$33,244

Commitments and contingencies (Note 7)

NET ASSETS
Common shares, $0.01 par value (44,724,135 and 44,724,135 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	447	447
Additional paid in capital	459,283	459,283
Distributable earnings (loss)	21,855	(23,440)
Total net assets	$481,585	$436,290
Total liabilities and net assets	$487,405	$469,534
Net asset value per share	$10.77	$9.76
See accompanying notes to the consolidated financial statements.

OHA Senior Private Lending Fund (U) LLC
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$11,401	$12,379	$33,991	$35,355
Other income	256	587	624	2,432
Total investment income	11,657	12,966	34,615	37,787

Expenses:
Management fees	778	684	2,243	2,026
Income incentive fee	1,278	1,438	3,804	4,216
Professional fees	303	182	801	546
Board of Managers fees	55	53	159	158
Administrative service expenses	129	129	347	248
Other general & administrative	172	414	635	1,012
Total expenses	2,715	2,900	7,989	8,206
Total investment income before taxes	$8,942	$10,066	$26,626	$29,581
Excise tax expense	—	—	—	71
Net investment income	$8,942	$10,066	$26,626	$29,510

Realized and unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	28	56	$55	160
Foreign currency transactions	(83)	260	872	(530)
Foreign currency forward contracts	1,958	14,550	(86)	(3,854)
Net realized gain (loss)	$1,903	$14,866	$841	$(4,224)

Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,269)	183	(1,280)	(848)
Foreign currency forward contracts	(7,088)	(1,324)	47,769	1,939
Net unrealized appreciation (depreciation)	(8,357)	(1,141)	46,489	1,091
Net realized and unrealized gain (loss)	(6,454)	13,725	47,330	(3,133)
Net increase (decrease) in net assets resulting from operations	$2,488	$23,791	$73,956	$26,377

Weighted average common shares outstanding	44,724,135	41,615,534	44,724,135	39,848,061
See accompanying notes to the consolidated financial statements.

OHA Senior Private Lending Fund (U) LLC
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operations:
Net investment income	$8,942	$10,066	$26,626	$29,510
Net realized gain (loss)	1,903	14,866	841	(4,224)
Net change in unrealized appreciation (depreciation)	(8,357)	(1,141)	46,489	1,091
Net increase (decrease) in net assets resulting from operations	$2,488	$23,791	$73,956	$26,377

Share transactions:
Common shares issued	$—	$60,878	$—	$60,878
Distributions to common shareholders	(9,165)	(9,349)	(28,661)	(26,743)
Net increase (decrease) from share transactions	$(9,165)	$51,529	$(28,661)	$34,135
Total increase (decrease) in net assets	$(6,677)	$75,320	$45,295	$60,512
Net Assets, beginning of period	488,262	405,205	436,290	420,013
Net Assets, end of period	$481,585	$480,525	$481,585	$480,525
See accompanying notes to the consolidated financial statements.

OHA Senior Private Lending Fund (U) LLC
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$73,956	$26,377
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	1,280	848
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(47,769)	(1,939)
Net realized (gain) loss on investments	(55)	(160)
Net realized (gain) loss on foreign currency transactions	(872)	530
Net realized (gain) loss on foreign currency forward contracts	86	3,854
Payment-in-kind interest capitalized	(1,157)	(566)
Net accretion of discount and amortization of premium	(1,222)	(2,413)
Purchases of investments	(59,709)	(182,114)
Proceeds from sale of investments and principal repayments	50,026	80,238
Proceeds from settlement of foreign currency forward contracts	(86)	(3,854)
Increase (decrease) in assets and liabilities:
Interest receivable	(1,383)	(2,416)
Receivable for investments sold	(32)	1,825
Payable for investments purchased	—	(74)
Collateral on forward currency exchange contracts	170	(17,670)
Management fee payable	27	(331)
Income incentive fee payable	(1,418)	2,184
Capital gains incentive fee payable	—	(1,183)
Accrued expenses and other liabilities	(97)	(27)
Net cash provided by (used in) operating activities	11,745	(96,891)

Cash flows from financing activities:
Proceeds from issuance of common shares, inclusive of change in receivable for issuance of common shares	—	60,878
Distributions paid in cash	(28,661)	(26,743)
Proceeds received from foreign currency settlement	872	(530)
Net cash provided by (used in) financing activities	(27,789)	33,605
Net increase (decrease) in cash and cash equivalents	(16,044)	(63,286)
Cash and cash equivalents, beginning of period	42,218	117,255
Cash and cash equivalents, end of period	$26,174	$53,969

Supplemental disclosure of cash flow information:
Distributions declared during the period	$28,661	$26,743

See accompanying notes to the consolidated financial statements.

OHA Senior Private Lending Fund (U) LLC
Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt
Aerospace and Defense
Evergreen IX Borrower 2023 LLC	(4) (5)	S +	4.75%		8.75%	9/30/2030	$5,336	$5,273	$5,336	1.11%
Evergreen IX Borrower 2023 LLC	(4) (5) (6)	S +	4.75%		8.75%	10/1/2029	599	(6)	—	—
Farsound Aviation Limited	(4) (5) (8)	S +	5.25%		9.52%	12/3/2031	5,238	5,191	5,186	1.08
Farsound Aviation Limited	(4) (5) (6) (8)	S +	5.25%		9.52%	12/3/2031	952	—	(9)	—
Mantech International CP	(4) (5)	S +	5.00%		9.31%	9/14/2029	3,687	3,638	3,687	0.76
Mantech International CP	(4) (5) (6)	S +	5.00%		9.31%	9/14/2029	176	(2)	—	—
Mantech International CP	(4) (5) (6)	S +	5.00%		9.31%	9/14/2028	444	(4)	—	—
STS Aviation Group	(4) (5) (6)	S +	5.00%		9.23%	10/8/2031	20	—	—	—
STS Aviation Group	(4) (5)	S +	5.00%		9.23%	10/8/2031	72	71	71	0.01
STS Aviation Group	(4) (5) (6)	S +	5.00%		9.23%	10/8/2030	8	5	5	—
								14,166	14,276	2.96
Automobile
Mammoth Holdings, LLC	(4) (5) (6)	S +	6.00%		10.00%	11/15/2029	909	308	295	0.06
Mammoth Holdings, LLC	(4) (5)	S +	6.00%		10.00%	11/15/2030	7,145	7,088	7,003	1.45
Mammoth Holdings, LLC	(4) (5)	S +	6.00%		10.32%	11/15/2030	1,796	1,782	1,760	0.37
Wheels Bidco, Inc.	(4) (5)	S +	5.50%		9.82%	11/3/2031	5,000	4,955	4,988	1.04
								14,133	14,046	2.92
Buildings and Real Estate
Associations, Inc.	(4) (5) (6)	S +	6.50%		11.06%	7/3/2028	286	—	—	—
Associations, Inc.	(4) (5) (6)	S +	6.50%		11.08%	7/3/2028	356	135	135	0.03
Associations, Inc.	(4) (5)	S +	6.50%		11.08%	7/3/2028	4,558	4,556	4,558	0.95
Associations, Inc.	(4) (5)			(14.25% PIK)	14.25%	5/3/2030	314	313	314	0.06
Associations, Inc.	(4) (5)			(14.25% PIK)	14.25%	5/3/2030	822	821	822	0.17
								5,825	5,829	1.21
Capital Equipment
AI Titan Parent Inc.	(4) (5) (6)	S +	4.50%		8.66%	8/29/2031	1,557	(2)	(6)	—
AI Titan Parent Inc.	(4) (5) (6)	S +	4.50%		8.66%	8/29/2031	973	(4)	(2)	—
AI Titan Parent Inc.	(4) (5)	S +	4.50%		8.66%	8/29/2031	7,786	7,751	7,766	1.61
Ohio Transmission Corporation	(4) (5) (6)	S +	5.50%		9.50%	12/19/2029	1,000	693	700	0.14
Ohio Transmission Corporation	(4) (5) (6)	S +	5.50%		9.50%	12/19/2030	1,490	865	877	0.18
Ohio Transmission Corporation	(4) (5)	S +	5.50%		9.50%	12/19/2030	7,467	7,407	7,467	1.55

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Truck-Lite Co., LLC	(4) (5)	S +	5.00%		9.89%	2/13/2032	11,263	11,170	11,207	2.33
Truck-Lite Co., LLC	(4) (5) (6)	S +	5.00%		9.89%	2/13/2031	1,156	(8)	(6)	—
Truck-Lite Co., LLC	(4) (5) (6)	S +	5.00%		9.89%	2/13/2032	416	(3)	(2)	—
								27,869	28,001	5.81
Chemicals, Plastics and Rubber
ASP Unifax Holdings, Inc.	(5)	S +	7.75%	(4.75% PIK)	11.75%	9/28/2029	5,245	5,066	4,862	1.01
BCPE HIPH Parent, Inc.	(4) (5) (6)	S +	5.75%		9.91%	10/7/2030	1,024	892	905	0.19
BCPE HIPH Parent, Inc.	(4) (5)	S +	5.75%		9.91%	10/7/2030	2,999	2,943	2,976	0.62
Meridian Adhesives Group, Inc.	(4) (5)	S +	6.00%		10.00%	9/3/2029	12,940	12,592	12,940	2.68
Meridian Adhesives Group, Inc.	(4) (5)	S +	6.00%		10.00%	9/3/2029	1,250	1,217	1,250	0.26
Vantage Specialty Chemicals	(4) (5)	S +	6.25%		10.25%	8/29/2029	92	90	90	0.02
Vantage Specialty Chemicals	(4) (5) (6)	S +	6.25%		10.41%	3/1/2029	8	1	1	—
								22,801	23,024	4.78
Construction & Building
FloWorks International	(4) (5)	S +	4.75%		8.95%	11/26/2031	88	88	88	0.02
FloWorks International	(4) (5) (6)	S +	4.75%		8.95%	11/26/2031	11	—	—	—
NRO Holdings III Corp.	(4) (5)	S +	5.25%		9.57%	7/15/2031	6,589	6,532	6,556	1.36
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%		9.57%	7/15/2031	2,079	184	175	0.03
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%		9.40%	7/15/2030	1,050	516	520	0.11
								7,320	7,339	1.52
Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25% PIK)	11.44%	6/23/2028	684	673	631	0.13
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.25%	(3.25% PIK)	11.69%	6/23/2028	1,341	1,326	1,248	0.26
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25% PIK)	11.44%	6/23/2028	6,987	6,870	6,446	1.34
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25% PIK)	11.44%	6/23/2028	2,322	2,283	2,142	0.44
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25% PIK)	11.44%	6/23/2028	3,255	3,203	3,003	0.62
Poly-Wood, LLC	(4) (5) (6)	S +	4.88%		9.04%	3/20/2030	1,350	—	(7)	—
Poly-Wood, LLC	(4) (5) (6)	S +	4.88%		9.04%	3/20/2030	1,350	(11)	(7)	—
Poly-Wood, LLC	(4) (5)	S +	4.88%		9.04%	3/20/2030	7,092	7,028	7,056	1.47
								21,372	20,512	4.26
Containers, Packaging and Glass
Ascend Buyer LLC	(4) (5) (7)	S +	5.75%		9.75%	9/29/2028	178	177	177	0.03
Ascend Buyer LLC	(4) (5) (6)	S +	5.75%		9.75%	9/29/2028	358	(1)	(2)	—
PPC Flexible Packaging	(4) (5) (7)	S +	6.00%		10.00%	9/29/2028	3,988	3,939	3,988	0.83
								4,115	4,163	0.86
Ecological
Rock Star Mergersub, LLC	(4) (5)	S +	4.75%		8.75%	12/15/2031	3,091	3,077	3,083	0.64
Rock Star Mergersub, LLC	(4) (5) (6)	S +	4.75%		9.07%	12/15/2031	420	82	83	0.02
Rock Star Mergersub, LLC	(4) (5) (6)	S +	4.75%		9.07%	12/15/2031	989	59	57	0.01
								3,218	3,223	0.67

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Finance
Arax MidCo, LLC	(4) (5)	S +	5.00%		9.32%	4/11/2029	37	37	37	0.01
Arax MidCo, LLC	(4) (5) (6)	S +	5.00%		9.00%	4/11/2029	63	3	3	—
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.75%		8.91%	12/29/2028	5,852	5,817	5,852	1.21
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.75%		8.91%	12/29/2028	2,295	2,281	2,295	0.48
Beacon Pointe Advisors, LLC	(4) (5) (6)	S +	4.75%		8.91%	12/29/2027	627	(2)	—	—
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.75%		8.91%	12/29/2028	655	652	655	0.14
Cliffwater LLC	(4) (5)	S +	5.00%		9.31%	4/22/2032	6,001	5,955	5,986	1.24
Cliffwater LLC	(4) (5) (6)	S +	5.00%		9.31%	4/22/2032	1,009	(7)	(2)	—
Spectrum Automotive Holdings, Corp.	(4) (5) (6)	S +	5.25%		9.41%	6/29/2027	305	(4)	(1)	—
Spectrum Automotive Holdings, Corp.	(4) (5)	S +	5.25%		9.41%	6/29/2028	7,960	7,824	7,940	1.65
Spectrum Automotive Holdings, Corp.	(4) (5)	S +	5.25%		9.41%	6/29/2028	2,220	2,180	2,214	0.46
								24,736	24,979	5.19
Healthcare, Education and Childcare
Coding Solutions Acquisition Inc.	(4) (5)	S +	5.00%		9.16%	8/7/2031	4,859	4,818	4,810	1.00
Coding Solutions Acquisition Inc.	(4) (5) (6)	S +	5.00%		9.16%	8/7/2031	187	(2)	(2)	—
Coding Solutions Acquisition Inc.	(4) (5) (6)	S +	5.00%		9.16%	8/7/2031	420	(4)	(4)	—
Crown Health Care Laundry Services, LLC	(4) (5) (6)	S +	4.75%		8.91%	5/28/2031	14	—	—	—
Crown Health Care Laundry Services, LLC	(4) (5) (6)	S +	4.75%		8.91%	5/28/2031	12	—	—	—
Crown Health Care Laundry Services, LLC	(4) (5)	S +	4.75%		8.91%	5/28/2031	74	73	73	0.02
Gateway US Holdings, Inc.	(4) (5)	S +	4.75%		8.75%	9/22/2028	3,211	3,211	3,211	0.67
Gateway US Holdings, Inc.	(4) (5) (6)	S +	4.75%		8.75%	9/22/2028	131	—	—	—
Gateway US Holdings, Inc.	(4) (5)	S +	4.75%		8.75%	9/22/2028	167	167	167	0.03
Gateway US Holdings, Inc.	(4) (5)	S +	4.75%		8.75%	9/22/2028	738	730	738	0.15
Medvet Associates LLC	(4) (5)	S +	4.75%		8.91%	6/25/2031	8,000	7,966	8,000	1.66
Medvet Associates LLC	(4) (5) (6)	S +	4.75%		8.91%	6/25/2031	2,000	—	—	—
Modernizing Medicine Inc.	(4) (5)	S +	4.75%	(2.25% PIK)	8.75%	4/30/2032	92	92	92	0.02
Modernizing Medicine Inc.	(4) (5) (6)	S +	4.75%	(2.25% PIK)	8.75%	4/30/2032	9	—	—	—
Mountain Parent,Inc.	(4) (5) (6)	S +	4.75%		8.75%	6/27/2031	774	(3)	(4)	—
Mountain Parent,Inc.	(4) (5) (6)	S +	4.75%		8.75%	6/27/2031	1,452	—	(7)	—
Mountain Parent,Inc.	(4) (5)	S +	4.75%		8.75%	6/27/2031	7,044	7,014	7,009	1.45
Next Holdco, LLC	(4) (5) (6)	S +	5.25%		9.48%	11/9/2029	491	(5)	(3)	—
Next Holdco, LLC	(4) (5)	S +	5.25%		9.48%	11/12/2030	5,025	4,965	4,999	1.04
Next Holdco, LLC	(4) (5) (6)	S +	5.25%		9.48%	11/12/2030	1,308	(14)	(7)	—
Packaging Coordinators Midco, Inc.	(4) (5)	S +	4.75%		9.06%	1/22/2032	6,113	6,098	6,067	1.26
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	4.75%		9.06%	1/22/2032	2,581	—	(19)	—
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	4.75%		9.06%	1/22/2032	617	(1)	(5)	—
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	4.75%		9.06%	1/22/2032	673	(3)	(5)	—
PetVet Care Centers, LLC	(4) (5)	S +	6.00%		10.16%	11/15/2030	10,517	10,434	9,781	2.03

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate(2)	Maturity Date		Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
PetVet Care Centers, LLC	(4) (5) (6)	S +	6.00%		10.16%	11/15/2030		1,396	—	(98)	(0.02)
PetVet Care Centers, LLC	(4) (5) (6)	S +	6.00%		10.16%	11/15/2029		1,396	(9)	(98)	(0.02)
TecoStar Holdings, Inc.	(4) (5)	S +	8.00%		12.33%	7/6/2029		4,285	4,214	4,285	0.89
Tyber Medical LLC	(4) (5) (6)	S +	5.00%		8.88%	6/14/2032		17	—	—	—
Tyber Medical LLC	(4) (5) (6)	S +	5.00%		9.06%	6/12/2031		8	3	3	—
Tyber Medical LLC	(4) (5) (6)	S +	5.00%		7.00%	6/12/2031		2	—	—	—
Tyber Medical LLC	(4) (5)	S +	5.00%		8.88%	6/14/2032		59	59	59	0.01
Tyber Medical LLC	(4) (5)	E +	5.00%		7.11%	6/14/2032	EUR	12	14	14	—
Tyber Medical LLC	(4) (5)	E +	5.00%		6.90%	6/12/2031	EUR	1	1	1	—
									49,818	49,057	10.19
High Tech
Banyan Software Holdings, LLC	(4) (5)	S +	5.25%		9.41%	1/2/2031		61	60	61	0.01
Banyan Software Holdings, LLC	(4) (5) (6)	S +	5.25%		9.41%	1/2/2031		7	—	—	—
Banyan Software Holdings, LLC	(4) (5)	S +	5.25%		9.41%	1/2/2031		32	32	32	0.01
CentralSquare Technologies, LLC	(4) (5) (6)	S +	6.25%		10.41%	4/12/2030		867	(8)	—	—
CentralSquare Technologies, LLC	(4) (5)	S +	6.25%	(3.38% PIK)	10.41%	4/12/2030		7,948	7,873	7,948	1.65
Chase Intermediate, LLC	(4) (5)	S +	4.75%		9.06%	10/30/2028		8,590	8,552	8,547	1.78
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%		8.91%	10/30/2028		433	118	118	0.02
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%		9.06%	10/30/2028		200	14	13	—
Drivecentric Holdings LLC	(4) (5) (6)	S +	4.50%		8.66%	8/15/2031		50	—	—	—
Drivecentric Holdings LLC	(4) (5)	S +	4.50%		8.66%	8/15/2031		50	50	50	0.01
Eagan Sub, Inc.	(4) (5)	S +	4.50%		8.63%	9/8/2032		8,075	8,055	8,055	1.67
Eagan Sub, Inc.	(4) (5) (6)	S +	4.50%		8.63%	9/8/2032		2,019	—	(5)	—
Eagan Sub, Inc.	(4) (5) (6)	S +	4.50%		8.63%	9/8/2032		1,077	(3)	(3)	—
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%		9.29%	7/2/2031		1,828	712	713	0.15
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%		9.29%	7/2/2031		733	(2)	—	—
Everbridge Holdings, LLC	(4) (5)	S +	5.00%		9.29%	7/2/2031		7,278	7,263	7,278	1.51
Flexera Software, Inc.	(4) (5)	S +	4.75%		8.96%	8/16/2032		70	70	70	0.01
Flexera Software, Inc.	(4) (5)	E +	4.75%		6.63%	8/16/2032	EUR	21	25	25	0.01
Flexera Software, Inc.	(4) (5) (6)	S +	4.75%		8.96%	8/16/2032		5	—	—	—
Granicus, Inc.	(4) (5) (6)	P +	4.25%		11.50%	1/17/2031		384	(2)	—	—
Granicus, Inc.	(4) (5)	S +	5.75%	(2.25% PIK)	10.06%	1/17/2031		2,771	2,760	2,771	0.58
Granicus, Inc.	(4) (5)	S +	5.25%	(2.25% PIK)	9.56%	1/17/2031		411	411	411	0.09
Greenway Health, LLC	(4) (5)	S +	6.75%		10.75%	4/1/2029		9,020	8,890	9,020	1.87
PDI TA Holdings, Inc.	(4) (5)	S +	5.50%		9.81%	2/3/2031		2,103	2,086	2,103	0.44
PDI TA Holdings, Inc.	(4) (5) (6)	S +	5.50%		9.81%	2/3/2031		173	68	69	0.01
									47,024	47,276	9.82
Insurance
Integrity Marketing Acquisition, LLC	(4) (5)	S +	5.00%		9.20%	8/25/2028		5,643	5,622	5,643	1.17

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date		Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
MAI Capital Management Intermediate, LLC	(4) (5)	S +	4.75%	8.75%	8/29/2031		2,765	2,753	2,751	0.57
MAI Capital Management Intermediate, LLC	(4) (5) (6)	S +	4.75%	8.75%	8/29/2031		1,625	848	844	0.18
MAI Capital Management Intermediate, LLC	(4) (5) (6)	S +	4.75%	8.75%	8/29/2031		610	107	107	0.02
Shelf Bidco Ltd.	(4) (5) (7) (8)	S +	5.00%	9.32%	8/21/2031		8,346	8,308	8,346	1.73
THG Acquisition, LLC	(4) (5)	S +	4.75%	8.91%	10/31/2031		75	74	74	0.02
THG Acquisition, LLC	(4) (5) (6)	S +	4.75%	8.91%	10/31/2031		17	3	2	—
THG Acquisition, LLC	(4) (5) (6)	S +	4.75%	8.91%	10/31/2031		8	1	1	—
								17,716	17,768	3.69
Media: Diversified & Production
Aurelia Netherlands Midco 2 B.V.	(4) (5)	E +	4.75%	6.78%	5/29/2031	EUR	11,569	12,637	13,526	2.81
Circana Group, L.P.	(4) (5) (6)	S +	4.50%	8.66%	12/1/2028		1,014	(9)	(3)	—
Circana Group, L.P.	(4) (5)	S +	4.50%	8.66%	12/1/2029		9,376	9,243	9,353	1.94
								21,871	22,876	4.75
Printing and Publishing
Recorded Books Inc.	(4) (5) (6)	S +	5.75%	9.96%	8/31/2028		1,160	690	702	0.15
Recorded Books Inc.	(4) (5)	S +	5.75%	9.95%	12/15/2028		14,088	13,898	14,088	2.92
								14,588	14,790	3.07
Retail Stores
New Look Vision Group, Inc.	(4) (5) (7) (8)	C +	5.50%	7.96%	5/26/2028	CAD	6,189	4,393	4,448	0.92
New Look Vision Group, Inc.	(4) (5) (6) (8)	C +	5.50%	7.95%	5/26/2028	CAD	850	160	149	0.03
New Look Vision Group, Inc.	(4) (5) (7) (8)	C +	5.50%	7.96%	5/26/2028	CAD	412	292	296	0.06
New Look Vision Group, Inc.	(4) (5) (8)	S +	5.50%	9.50%	5/26/2028		1,277	1,237	1,277	0.27
New Look Vision Group, Inc.	(4) (5) (7) (8)	C +	5.50%	7.96%	5/26/2028	CAD	791	561	568	0.12
New Look Vision Group, Inc.	(4) (5) (8)	S +	5.50%	9.50%	5/26/2028		145	141	145	0.03
								6,784	6,883	1.43
Services: Business
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	4.50%	8.66%	6/3/2030		2,273	(13)	—	—
Baker Tilly Advisory Group, LP	(4) (5)	S +	4.75%	8.91%	6/3/2031		9,881	9,818	9,881	2.05
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	4.50%	8.66%	6/3/2031		1,162	—	(6)	—
Baker Tilly Advisory Group, LP	(4) (5)	S +	4.50%	8.66%	6/3/2031		3,372	3,357	3,355	0.70
Deerfield Dakota Holding LLC	(4) (5)	S +	5.75%	9.81%	9/13/2032		5,577	5,549	5,549	1.15
Deerfield Dakota Holding LLC	(4) (5) (6)	S +	5.75%	9.81%	9/13/2032		523	(3)	(3)	—
FR Vision Holdings, Inc.	(4) (5)	S +	5.00%	9.00%	1/20/2031		1,099	1,094	1,094	0.23
FR Vision Holdings, Inc.	(4) (5) (6)	S +	5.00%	9.00%	1/20/2031		2,491	—	(12)	—
FR Vision Holdings, Inc.	(4) (5) (6)	S +	5.00%	9.33%	1/21/2030		580	(4)	(3)	—
FR Vision Holdings, Inc.	(4) (5)	S +	5.00%	9.33%	1/20/2031		2,308	2,290	2,296	0.48
FR Vision Holdings, Inc.	(4) (5)	S +	5.00%	9.33%	1/20/2031		7,090	7,032	7,054	1.46
GC Waves Holdings, Inc.	(4) (5)	S +	4.75%	9.01%	10/4/2030		7,319	7,183	7,283	1.51

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate(2)	Maturity Date		Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
GI Apple Midco LLC	(4) (5) (6)	S +	6.75%		10.75%	4/19/2029		1,133	10	24	—
GI Apple Midco LLC	(4) (5)	S +	6.75%		10.91%	4/19/2030		7,280	7,173	7,280	1.51
GI Apple Midco LLC	(4) (5)	S +	6.75%		10.91%	4/19/2030		175	174	175	0.04
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		9.32%	9/2/2031		1,467	40	36	0.01
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		9.29%	9/2/2031		587	(5)	(3)	—
Jensen Hughes Inc.	(4) (5)	S +	5.00%		9.29%	9/2/2031		5,204	5,158	5,178	1.07
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		9.29%	9/2/2031		342	—	(2)	—
Pave America LLC	(4) (5) (6)	S +	4.75%		8.75%	8/27/2032		679	323	323	0.07
Pave America LLC	(4) (5)	S +	5.25%		9.25%	8/27/2032		2,611	2,598	2,598	0.54
Pave America LLC	(4) (5) (6)	S +	5.25%		9.25%	8/27/2032		906	—	(4)	—
PT Intermediate Holdings III, LLC	(4) (5) (6)	S +	4.75%		8.75%	4/9/2030		198	—	—	—
PT Intermediate Holdings III, LLC	(4) (5) (6)	S +	4.75%		8.75%	4/9/2030		198	—	—	—
PT Intermediate Holdings III, LLC	(4) (5)	S +	5.00%	(1.75% PIK)	9.00%	4/9/2030		12,547	12,389	12,547	2.60
Rimkus Consulting Group Inc.	(4) (5) (6)	S +	5.25%		9.54%	4/1/2030		463	113	113	0.02
Rimkus Consulting Group Inc.	(4) (5)	S +	5.25%		9.54%	4/1/2031		3,427	3,405	3,409	0.71
Rimkus Consulting Group Inc.	(4) (5) (6)	S +	5.25%		9.54%	4/1/2031		866	184	179	0.04
Speed Midco 3 S.a r.l.	(4) (5) (8)	E +	4.95%		6.87%	5/16/2029	EUR	1,983	2,147	2,330	0.48
Speed Midco 3 S.a r.l.	(4) (5) (8)	SN +	4.95%		8.92%	5/16/2029	GBP	491	624	661	0.14
Speed Midco 3 S.a r.l.	(4) (5) (8)	S +	4.95%		9.11%	5/16/2029		7,219	7,191	7,219	1.50
STV Group, Inc.	(4) (5) (6)	S +	4.75%		8.92%	3/20/2031		1,250	—	—	—
STV Group, Inc.	(4) (5)	S +	4.75%		8.92%	3/20/2031		4,309	4,273	4,309	0.89
STV Group, Inc.	(4) (5) (6)	S +	4.75%		8.92%	3/20/2030		875	(7)	—	—
USIC Holdings Inc.	(4) (5)	S +	5.50%		9.70%	9/10/2031		8,367	8,330	8,325	1.73
USIC Holdings Inc.	(4) (5) (6)	S +	5.25%		9.45%	9/10/2031		1,073	369	369	0.08
USIC Holdings Inc.	(4) (5) (6)	S +	5.50%		9.70%	9/10/2031		509	226	223	0.05
									91,018	91,777	19.06
Services: Consumer
Bradyifs Holdings, LLC	(4) (5)	S +	5.00%		9.31%	10/31/2029		13,270	13,174	13,268	2.75
Bradyifs Holdings, LLC	(4) (5) (6)	S +	5.00%		9.31%	10/31/2029		393	126	129	0.03
The Kleinfelder Group, Inc.	(4) (5)	S +	5.00%		9.31%	11/28/2025		12,341	12,332	12,341	2.56
The Kleinfelder Group, Inc.	(4) (5) (6)	P +	4.00%		11.25%	9/18/2028		1,643	270	279	0.06
The Kleinfelder Group, Inc.	(4) (5) (6)	S +	5.00%		9.31%	9/18/2030		2,461	1,311	1,311	0.27
W.A. Kendall and Company, LLC	(4) (5)	S +	5.75%		10.43%	4/22/2030		2	2	2	—
W.A. Kendall and Company, LLC	(4) (5) (6)	S +	5.75%		10.04%	4/22/2030		54	10	10	—
W.A. Kendall and Company, LLC	(4) (5)	S +	5.75%		10.38%	4/22/2030		36	36	36	0.01
W.A. Kendall and Company, LLC	(4) (5) (6)	S +	5.88%		10.14%	4/22/2030		7	3	3	—
Wrench Group LLC	(4) (5)	S +	4.75%		8.75%	9/3/2032		4,793	4,769	4,769	0.99
Wrench Group LLC	(4) (5) (6)	S +	4.75%		8.75%	9/3/2032		654	—	(3)	—
Wrench Group LLC	(4) (5) (6)	S +	4.75%		8.75%	9/3/2031		654	(3)	(3)	—

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
							32,030	32,142	6.67

Telecommunications
Omni Fiber, LLC	(4) (5)	S +	5.25%	9.55%	7/3/2029	6	6	6	—
Omni Fiber, LLC	(4) (5)	S +	5.25%	9.58%	7/3/2029	12	12	12	—
Omni Fiber, LLC	(4) (5) (6)	S +	5.25%	9.58%	7/3/2029	82	16	15	0.01
							34	33	0.01

Total First Lien Debt							$426,438	$427,994	88.87%

Second Lien Debt
High Tech
Polaris Newco LLC	(4) (5)	S +	9.00%	13.30%	6/4/2029	6,200	6,087	5,952	1.24
							6,087	5,952	1.24
Services: Consumer
BCPE Empire Holdings, Inc.	(4) (5)	S +	5.25%	9.47%	12/31/2031	100	99	99	0.02
							99	99	0.02

Total Second Lien Debt							$6,186	$6,051	1.26%

Preferred Equity
Healthcare, Education and Childcare
National Resilience LLC	(4) (5)			8.00%	7/23/2035	222	222	222	0.05

Total Preferred Equity							$222	$222	0.05%

Total Investments—non-controlled/non-affiliated							$432,846	$434,267	90.18%
Total Portfolio Investments							$432,846	$434,267	90.18%
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

Investments—non- controlled/non- affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
AI Titan Parent Inc.	Delayed Draw Term Loan	8/29/2031	$1,559	$(4)
AI Titan Parent Inc.	Revolver	8/29/2031	973	(2)
Arax MidCo, LLC	2025 Delayed Draw Term Loan	4/11/2029	60	—
Ascend Buyer LLC	2025 4th Amendment Revolver	9/29/2028	358	(2)
Associations, Inc.	2024 2nd Amendment Revolver	7/3/2028	286	—
Associations, Inc.	2024 Special Purpose Delayed Draw Term Loan	7/3/2028	221	—
Baker Tilly Advisory Group, LP	Revolver	6/3/2030	2,273	—
Baker Tilly Advisory Group, LP	2025 Delayed Draw Term Loan	6/3/2031	1,162	(6)
Banyan Software Holdings LLC	2024 Revolver	1/2/2031	7	—
BCPE HIPH Parent, Inc.	2023 Delayed Draw Term Loan	10/7/2030	111	(1)
Beacon Pointe Advisors, LLC	2021 Revolver	12/29/2027	627	—
Bradyifs Holdings, LLC	2024 Delayed Draw Term Loan	10/31/2029	264	—
CentralSquare Technologies, LLC	2024 Revolver	4/12/2030	867	—
Chase Intermediate, LLC	2023 Revolver	10/30/2028	313	(2)
Chase Intermediate, LLC	2025 Delayed Draw Term Loan	10/30/2028	186	(1)
Circana Group, L.P.	2025 Revolver	12/1/2028	1,014	(3)
Cliffwater LLC	Revolver	4/22/2032	1,009	(3)
Coding Solutions Acquistion Inc.	2024 Revolver	8/7/2031	420	(4)
Coding Solutions Acquistion Inc.	2024 Delayed Draw Term Loan	8/7/2031	187	(2)
Crown Health Care Laundry Services, LLC	2025 Revolver	5/28/2031	14	—
Crown Health Care Laundry Services, LLC	2025 Delayed Draw Term Loan	5/28/2031	12	—
Deerfield Dakota Holding LLC	2025 Revolver	9/13/2032	523	(3)
Drivecentric Holdings LLC	2025 1st Amendment Delayed Draw Term Loan	8/15/2031	50	—
Eagan Sub, Inc.	Delayed Draw Term Loan	9/8/2032	2,019	(5)
Eagan Sub, Inc.	Revolver	9/8/2032	1,077	(3)
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2031	1,115	—
Everbridge Holdings, LLC	Revolver	7/2/2031	733	—
Evergreen IX Borrower 2023 LLC	Revolver	10/1/2029	599	—
Farsound Aviation Limited	2024 Delayed Draw Term Loan	12/3/2031	952	(10)
Flexera Software, LLC	2025 Revolver	8/16/2032	5	—
FloWorks International	2024 Delayed Draw Term Loan	11/26/2031	11	—
FR Vision Holdings, Inc.	Delayed Draw Term Loan	1/20/2031	2,491	(12)
FR Vision Holdings, Inc.	Revolver	1/21/2030	580	(3)

Gateway US Holdings, Inc.	Revolver	9/22/2028	131	—
GI Apple Midco LLC	Revolver	4/19/2029	1,109	—
Granicus, Inc.	2024 Revolver	1/17/2031	384	—
Jensen Hughes Inc.	2024 Delayed Draw Term Loan	9/2/2031	1,424	(7)
Jensen Hughes Inc.	2024 Revolver	9/2/2031	587	(3)
Jensen Hughes Inc.	2024 1st Lien Delayed Draw Term Loan	9/2/2031	342	(2)
MAI Capital Management Intermediate, LLC	Delayed Draw Term Loan	8/29/2031	773	(4)
MAI Capital Management Intermediate, LLC	Revolver	8/29/2031	500	(3)
Mammoth Holdings, LLC	2023 Revolver	11/15/2029	595	(12)
Mantech International CP	2024 Revolver Tranche A	9/14/2028	444	—
Mantech International CP	2024 Delayed Draw Term Loan	9/14/2029	176	—
Medvet Associates LLC	Delayed Draw Term Loan	6/25/2031	2,000	—
Modernizing Medicine Inc.	Revolver	4/30/2032	9	—
Mountain Parent, Inc.	2024 Delayed Draw Term Loan	6/27/2031	1,452	(7)
Mountain Parent, Inc.	2024 Revolver	6/27/2031	774	(4)
New Look Vision Group, Inc.	CAD Revolver	5/26/2026	455	(124)
Next Holdco, LLC	Delayed Draw Term Loan	11/12/2030	1,308	(7)
Next Holdco, LLC	Revolver	11/9/2029	491	(2)
NRO Holdings III Corp.	Delayed Draw Term Loan	7/15/2031	1,894	(9)
NRO Holdings III Corp.	Revolver	7/15/2030	525	(3)
Ohio Transmission Corporation	2023 Delayed Draw Term Loan	12/19/2030	613	—
Ohio Transmission Corporation	2023 Revolver	12/19/2029	300	—
Omni Fiber, LLC	2025 Incremental Delayed Draw Term Loan	7/3/2029	66	(1)
Packaging Coordinators Midco, Inc.	2025 Delayed Draw Term Loan	1/22/2032	2,581	(19)
Packaging Coordinators Midco, Inc.	2025 Multicurrency Delayed Draw Term Loan	1/22/2032	673	(5)
Packaging Coordinators Midco, Inc.	2025 Revolver	1/22/2032	617	(5)
Pave America LLC	2025 Delayed Draw Term Loan	8/27/2032	906	(5)
Pave America LLC	2025 Revolver	8/27/2032	353	(2)
PDI TA Holdings, Inc.	2024 Revolver	2/3/2031	104	—
PetVet Care Centers, LLC	2023 Delayed Draw Term Loan	11/15/2030	1,396	(98)
PetVet Care Centers, LLC	2023 Revolver	11/15/2029	1,396	(98)
Poly-Wood, LLC	Delayed Draw Term Loan	3/20/2030	1,350	(7)
Poly-Wood, LLC	Revolver	3/20/2030	1,350	(7)
PT Intermediate Holdings III, LLC	2024 Delayed Draw Term Loan	4/9/2030	198	—
Recorded Books Inc.	2023 Revolver	8/31/2028	459	—
Rimkus Consulting Group Inc.	Delayed Draw Term Loan	4/1/2031	682	(3)
Rimkus Consulting Group Inc.	Revolver	4/1/2030	347	(2)
Rock Star Mergersub, LLC	Delayed Draw Term Loan	12/15/2031	930	(2)
Rock Star Mergersub, LLC	Revolver	12/15/2031	336	(1)
Spectrum Automotive Holdings, Corp.	2021 Revolver	6/29/2027	305	(1)

STS Aviation Group	Delayed Draw Term Loan	10/8/2031	20	—
STS Aviation Group	Revolver	10/8/2030	3	—
STV Group, Inc.	2024 Delayed Draw Term Loan	3/20/2031	1,250	—
STV Group, Inc.	2024 Revolver	3/20/2030	875	—
The Kleinfelder Group, Inc.	Revolver	9/18/2028	1,363	—
The Kleinfelder Group, Inc.	2023 Delayed Draw Term Loan	9/18/2030	1,150	—
THG Acquisition, LLC	2024 Delayed Draw Term Loan	10/31/2031	14	—
THG Acquisition, LLC	2024 Revolver	10/31/2031	8	—
Truck-Lite Co., LLC	2025 Replacement Revolver	2/13/2031	1,156	(6)
Truck-Lite Co., LLC	2025 Tranche A Delayed Draw Term Loan	2/13/2032	416	(2)
Tyber Medical LLC	Delayed Draw Term Loan	6/14/2032	17	—
Tyber Medical LLC	USD Revolver	6/12/2031	5	—
Tyber Medical LLC	Multicurrency Revolver	6/12/2031	2	—
USIC Holdings Inc.	2024 Revolver	9/10/2031	699	(3)
USIC Holdings Inc.	2024 Specified Delayed Draw Term Loan	9/10/2031	283	(1)
Vantage Specialty Chemicals	2025 Revolver	3/1/2029	7	—
W.A. Kendall and Company, LLC	2025 7th Amendment Delayed Draw Term Loan	4/22/2030	44	—
W.A. Kendall and Company, LLC	Revolver	4/22/2030	4	—
Wrench Group LLC	2025 Delayed Draw Term Loan	9/3/2032	653	(3)
Wrench Group LLC	2025 Revolver	9/3/2031	653	(3)
			$61,035	$(527)
(7)Position or portion thereof unsettled for the nine months ended September 30, 2025.
(8)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. For the nine months ended September 30, 2025, non-qualifying assets totaled 9.06% of the Company’s total assets.
(9)As of September 30, 2025, the estimated net unrealized gain for federal tax purposes was $1.2 million based on a tax basis of $454.7 million. As of September 30, 2025, the estimated aggregate gross unrealized loss for federal income tax purposes was $2.6 million and the estimated aggregate gross unrealized gain for federal income tax purposes was $3.8 million.

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
State Street Bank & Trust Company	U.S. Dollar 16,514	Canadian Dollar 13,000	12/18/2025	$129
State Street Bank & Trust Company	U.S. Dollar 5,843	Euro 8,000	12/18/2025	79
State Street Bank & Trust Company	U.S. Dollar 683	Great Britain Pound 500	12/18/2025	11
City National Bank	Euro 50,000	U.S. Dollar 56,745	12/31/2025	2,236
City National Bank	Euro 43,581	U.S. Dollar 49,662	3/31/2026	1,972
City National Bank	Euro 50,470	U.S. Dollar 61,593	12/31/2027	(435)
Macquarie Bank Limited	Euro 50,000	U.S. Dollar 56,270	6/30/2026	3,213
Macquarie Bank Limited	Euro 50,000	U.S. Dollar 56,500	9/30/2026	3,206
Natwest Markets PLC	Euro 50,147	U.S. Dollar 54,720	12/31/2026	5,342
Natwest Markets PLC	Euro 100	U.S. Dollar 109	12/31/2026	11
Natwest Markets PLC	Euro 32,195	U.S. Dollar 35,347	3/31/2027	3,328
Natwest Markets PLC	Euro 42,696	U.S. Dollar 48,238	6/30/2027	3,206
Natwest Markets PLC	Euro 41,650	U.S. Dollar 50,971	9/30/2027	(635)
				$21,663

See accompanying notes to the consolidated financial statements.

OHA Senior Private Lending Fund (U) LLC
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments-non-controlled/non-affiliated (1)	Footnotes	Reference Rate and Spread				Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Investments— non-controlled/non-affiliated
First Lien Debt
Aerospace and Defense
Evergreen IX Borrower 2023 LLC	(4) (5)	S +	4.75%			9.08%	9/30/2030	$5,376	$5,306	$5,376	1.23%
Evergreen IX Borrower 2023 LLC	(4) (5) (6)	S +	4.75%			9.08%	10/1/2029	599	(7)	—	—
Farsound Aviation Limited	(4) (5) (8)	P +	5.25%			9.78%	12/3/2031	5,238	5,186	5,186	1.19
Farsound Aviation Limited	(4) (5) (6) (8)	P +	5.25%			9.78%	12/3/2031	952	—	—	—
Mantech International CP	(4) (5) (7)	S +	5.00%			9.59%	9/14/2029	3,733	3,675	3,733	0.85
Mantech International CP	(4) (5) (6)	S +	5.00%			9.59%	9/14/2029	566	(8)	—	—
Mantech International CP	(4) (5) (6)	S +	5.00%			9.59%	9/14/2028	444	(6)	—	—
STS Aviation Group	(4) (5) (6)	S +	5.00%			9.48%	10/8/2031	20	—	—	—
STS Aviation Group	(4) (5)	S +	5.00%			9.48%	10/8/2031	72	72	72	0.02
STS Aviation Group	(4) (5) (6)	S +	5.00%			9.48%	10/8/2030	8	4	4	—
									14,222	14,371	3.29
Automobile
Mammoth Holdings, LLC	(4) (5) (6)	S +	6.00%			10.64%	11/15/2029	909	(7)	—	—
Mammoth Holdings, LLC	(4) (5)	S +	6.00%			10.33%	11/15/2030	7,200	7,136	7,200	1.65
Mammoth Holdings, LLC	(4) (5)	S +	6.00%			10.64%	11/15/2030	1,809	1,794	1,809	0.42
Wheels Bidco, Inc.	(4) (5)	S +	5.50%			10.07%	11/3/2031	5,000	4,951	4,950	1.13
									13,874	13,959	3.20
Broadcasting and Entertainment
Broadcast Music, Inc.	(4) (5) (7)	S +	5.75%			10.39%	2/8/2030	4,883	4,818	4,883	1.12
Broadcast Music, Inc.	(4) (5) (6)	S +	5.75%			10.39%	2/8/2030	892	(11)	—	—
									4,807	4,883	1.12
Buildings and Real Estate
Associations, Inc.	(4) (5) (6)	S +	6.50%			11.28%	7/3/2028	286	143	143	0.03
Associations, Inc.	(4) (5) (6)	S +	6.50%			11.32%	7/3/2028	357	59	60	0.01
Associations, Inc.	(4) (5)	S +	6.50%			11.32%	7/3/2028	4,593	4,590	4,593	1.05
Associations, Inc.	(4) (5)			(14.25	% PIK)	14.25%	5/3/2030	282	282	282	0.07
Associations, Inc.	(4) (5)			(14.25	% PIK)	14.25%	5/3/2030	739	738	739	0.17
									5,812	5,817	1.33

Investments-non-controlled/non-affiliated (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Capital Equipment
AI Titan Parent Inc.	(4) (5) (6)	S +	4.75%	9.11%	8/29/2031	1,557	—	(8)	—
AI Titan Parent Inc.	(4) (5) (6)	S +	4.75%	9.11%	8/29/2031	973	(5)	(5)	—
AI Titan Parent Inc.	(4) (5)	S +	4.75%	9.11%	8/29/2031	7,786	7,748	7,747	1.78
Ohio Transmission Corporation	(4) (5) (6)	S +	5.50%	9.83%	12/19/2029	1,000	242	250	0.06
Ohio Transmission Corporation	(4) (5) (6)	S +	5.50%	9.83%	12/19/2030	1,496	518	531	0.12
Ohio Transmission Corporation	(4) (5)	S +	5.50%	9.83%	12/19/2030	7,524	7,457	7,524	1.72
Truck-Lite Co., LLC	(4) (5) (6)	S +	5.75%	10.27%	2/13/2031	1,156	(10)	—	—
Truck-Lite Co., LLC	(4) (5) (6)	S +	5.75%	10.27%	2/13/2030	1,156	(10)	—	—
Truck-Lite Co., LLC	(4) (5)	S +	5.75%	10.27%	2/13/2031	10,609	10,513	10,609	2.43
							26,453	26,648	6.11

Chemicals, Plastics and Rubber
ASP Unifrax Holdings, Inc.	(5)	S +	7.75%	12.35%	9/28/2029	5,061	4,856	5,130	1.18
BCPE HIPH Parent, Inc.	(4) (5) (6)	S +	5.75%	10.11%	10/7/2030	1,031	896	912	0.21
BCPE HIPH Parent, Inc.	(4) (5)	S +	5.75%	10.11%	10/7/2030	3,022	2,959	2,999	0.69
Meridian Adhesives Group, Inc.	(4) (5)	S +	5.75%	11.57%	9/1/2028	100	100	100	0.02
Meridian Adhesives Group, Inc.	(4) (5)	S +	5.75%	10.08%	9/3/2029	12,940	12,536	12,940	2.96
Meridian Adhesives Group, Inc.	(4) (5)	S +	5.75%	10.08%	9/3/2029	1,260	1,222	1,260	0.29
							22,569	23,341	5.35
Construction & Building
FloWorks International	(4) (5)	S +	4.75%	9.27%	11/26/2031	89	89	88	0.02
FloWorks International	(4) (5) (6)	S +	4.75%	9.27%	11/26/2031	11	—	—	—
NRO Holdings III Corp.	(4) (5)	S +	5.25%	9.91%	7/15/2031	6,639	6,576	6,573	1.51
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%	9.91%	7/15/2031	2,080	—	(21)	(0.01)
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%	9.59%	7/15/2030	1,050	80	80	0.02
							6,745	6,720	1.54
Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	11.74%	6/23/2028	3,177	3,112	3,026	0.69
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	11.74%	6/23/2028	668	653	636	0.15
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	6.50%	11.99%	6/23/2028	1,309	1,290	1,256	0.29
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	11.74%	6/23/2028	6,817	6,673	6,493	1.49
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	11.74%	6/23/2028	2,265	2,217	2,158	0.49
Poly-Wood, LLC	(4) (5) (6)	S +	5.75%	10.11%	3/20/2030	1,350	—	—	—
Poly-Wood, LLC	(4) (5) (6)	S +	5.75%	10.11%	3/20/2030	1,350	(13)	—	—
Poly-Wood, LLC	(4) (5)	S +	5.75%	10.11%	3/20/2030	7,146	7,074	7,146	1.64
							21,006	20,715	4.75
Containers, Packaging and Glass

Investments-non-controlled/non-affiliated (1)	Footnotes	Reference Rate and Spread				Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
PPC Flexible Packaging	(4) (5)	S +	6.00%			10.48%	9/30/2028	4,018	3,959	4,018	0.92
									3,959	4,018	0.92
Ecological
Rock Star Mergersub, LLC	(4) (5)	S +	4.75%			9.15%	12/15/2031	3,091	3,076	3,076	0.70
Rock Star Mergersub, LLC	(4) (5) (6)	S +	4.75%			9.15%	12/15/2031	420	47	47	0.01
Rock Star Mergersub, LLC	(4) (5) (6)	S +	4.75%			9.15%	12/15/2031	989	—	(5)	—
									3,123	3,118	0.71
Finance
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.75%			9.49%	12/29/2028	660	657	660	0.15
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.75%			9.11%	12/29/2028	5,898	5,855	5,898	1.35
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.75%			9.49%	12/29/2028	2,313	2,296	2,313	0.53
Beacon Pointe Advisors, LLC	(4) (5) (6)	S +	4.75%			9.49%	12/29/2027	627	(3)	—	—
Cliffwater LLC	(4) (5)	S +	4.50%			8.86%	10/7/2030	5,955	5,903	5,955	1.37
Cliffwater LLC	(4) (5) (6)	S +	4.50%			8.86%	10/7/2030	1,000	(8)	—	—
Spectrum Automotive Holdings, Corp.	(4) (5) (6)	S +	5.25%			9.58%	6/29/2027	305	(5)	—	—
Spectrum Automotive Holdings, Corp.	(4) (5)	S +	5.25%			9.58%	6/29/2028	8,022	7,853	8,022	1.84
Spectrum Automotive Holdings, Corp.	(4) (5)	S +	5.25%			9.58%	6/29/2028	2,237	2,188	2,237	0.51
									24,736	25,085	5.75
Healthcare, Education and Childcare
Coding Solutions Acquistion Inc.	(4) (5)	S +	5.00%			9.33%	8/7/2031	4,408	4,370	4,386	1.00
Coding Solutions Acquistion Inc.	(4) (5) (6)	S +	5.00%			9.33%	8/7/2031	672	(5)	(3)	—
Coding Solutions Acquistion Inc.	(4) (5) (6)	S +	5.00%			9.33%	8/7/2031	420	363	365	0.08
Gateway US Holdings, Inc.	(4) (5)	S +	4.75%			9.08%	9/22/2028	3,211	3,211	3,211	0.74
Gateway US Holdings, Inc.	(4) (5) (6)	S +	4.75%			9.08%	9/22/2028	131	—	—	—
Gateway US Holdings, Inc.	(4) (5)	S +	4.75%			9.08%	9/22/2028	167	167	167	0.04
Gateway US Holdings, Inc.	(4) (5)	S +	4.75%			9.08%	9/22/2028	737	726	737	0.17
Medvet Associates LLC	(4) (5)	S +	4.75%			9.11%	6/25/2031	8,000	7,962	7,960	1.82
Medvet Associates LLC	(4) (5) (6)	S +	4.75%			9.11%	6/25/2031	2,000	—	(10)	—
Model N, Inc.	(4) (5) (6)	S +	5.00%			9.33%	6/27/2031	774	(4)	(4)	—
Model N, Inc.	(4) (5) (6)	S +	5.00%			9.33%	6/27/2031	1,452	—	(7)	—
Model N, Inc.	(4) (5)	S +	5.00%			9.33%	6/27/2031	7,097	7,064	7,062	1.62
Next Holdco, LLC	(4) (5)	S +	5.75%			10.27%	11/12/2030	5,063	4,996	5,063	1.16
Next Holdco, LLC	(4) (5) (6)	S +	5.75%			10.27%	11/12/2030	1,308	(16)	—	—
Next Holdco, LLC	(4) (5) (6)	S +	5.75%			10.27%	11/9/2029	491	(6)	—	—
PetVet Care Centers, LLC	(4) (5)	S +	6.00%			10.36%	11/15/2030	10,598	10,504	10,333	2.37
PetVet Care Centers, LLC	(4) (5) (6)	S +	6.00%			10.36%	11/15/2030	1,396	—	(35)	(0.01)
PetVet Care Centers, LLC	(4) (5) (6)	S +	6.00%			10.36%	11/15/2029	1,396	(11)	(35)	(0.01)
TecoStar Holdings, Inc.	(4) (5)	S +	8.50%	(4.50	% PIK)	13.18%	7/6/2029	4,236	4,155	4,236	0.97

Investments-non-controlled/non-affiliated (1)	Footnotes	Reference Rate and Spread				Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
										43,476	43,426	9.95
High Tech
CentralSquare Technologies, LLC	(4) (5) (6)	S +	5.75%			10.63%	4/12/2030		867	(10)	(4)	—
CentralSquare Technologies, LLC	(4) (5)	S +	6.25%	(3.38	% PIK)	10.63%	4/12/2030		7,801	7,715	7,762	1.78
Eagan Sub, Inc.	(4) (5) (6)	S +	5.25%			9.59%	6/1/2029		2,900	(32)	—	—
Eagan Sub, Inc.	(4) (5)	S +	5.25%			9.59%	6/3/2030		14,319	14,139	14,318	3.28
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%			9.59%	7/2/2031		1,833	717	714	0.16
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%			9.59%	7/2/2031		733	(2)	(2)	—
Everbridge Holdings, LLC	(4) (5)	S +	5.00%			9.59%	7/2/2031		7,333	7,316	7,315	1.68
Greenway Health, LLC	(4) (5)	S +	6.75%			11.08%	4/1/2029		9,089	8,935	9,179	2.11
Kaseya, Inc.	(4) (5)	S +	5.50%			10.09%	6/25/2029		9	9	9	—
Kaseya, Inc.	(4) (5)	S +	5.50%			10.09%	6/25/2029		2,543	2,505	2,543	0.58
Kaseya, Inc.	(4) (5) (6)	S +	5.50%			10.09%	6/25/2029		144	28	30	0.01
Kaseya, Inc.	(4) (5) (6)	S +	5.50%			9.83%	6/25/2029		154	37	39	0.01
PDI TA Holdings, Inc.	(4) (5) (6)	S +	5.50%			10.00%	2/3/2031		402	221	223	0.05
PDI TA Holdings, Inc.	(4) (5)	S +	5.50%			10.09%	2/3/2031		1,716	1,701	1,712	0.39
PDI TA Holdings, Inc.	(4) (5) (6)	S +	5.50%			10.09%	2/3/2031		173	(2)	—	—
										43,277	43,838	10.05
Insurance
Integrity Marketing Acquisition, LLC	(4) (5)	S +	5.00%			9.51%	8/25/2028		5,686	5,659	5,657	1.30
MAI Capital Management Intermediate, LLC	(4) (5)	S +	4.75%			9.08%	8/29/2031		2,765	2,752	2,751	0.63
MAI Capital Management Intermediate, LLC	(4) (5) (6)	S +	4.75%			9.08%	8/29/2031		1,625	512	507	0.11
MAI Capital Management Intermediate, LLC	(4) (5) (6)	S +	4.75%			9.08%	8/29/2031		610	78	78	0.02
Peter C. Foy & Associates Insurance Services, LLC	(4) (5)	S +	6.50%			10.86%	11/1/2028		99	98	99	0.02
Peter C. Foy & Associates Insurance Services, LLC	(4) (5)	S +	5.50%			10.59%	11/1/2028		6,485	6,391	6,485	1.49
Peter C. Foy & Associates Insurance Services, LLC	(4) (5)	S +	5.50%			9.83%	11/1/2028		1,784	1,758	1,784	0.41
Peter C. Foy & Associates Insurance Services, LLC	(4) (5) (6)	S +	5.50%			10.59%	11/1/2027		310	(4)	—	—
RSC Acquisition, Inc.	(4) (5)	S +	4.75%			9.08%	11/1/2029		6,937	6,864	6,902	1.58
Shelf Bidco Ltd.	(4) (5) (8)	S +	5.00%			9.65%	12/31/2031		8,409	8,368	8,367	1.92
THG Acquisition, LLC	(4) (5)	S +	4.75%			9.11%	10/31/2031		75	75	75	0.02
THG Acquisition, LLC	(4) (5) (6)	S +	4.75%			9.11%	10/31/2031		17	—	—	—
THG Acquisition, LLC	(4) (5) (6)	S +	4.75%			9.11%	10/31/2031		8	1	1	—
										32,552	32,706	7.50
Media: Diversified & Production
Aurelia Netherlands Midco 2 B.V.	(4) (5) (8)	E +	5.75%			8.93%	5/1/2031	EUR	11,569	12,129	11,860	2.72
Circana Group, L.P.	(4) (5)	S +	5.00%			9.59%	12/1/2028	EUR	7,019	6,867	6,949	1.59
Circana Group, L.P.	(4) (5) (6)	S +	5.00%			9.35%	12/1/2027		488	88	93	0.02
										19,084	18,902	4.33

Investments-non-controlled/non-affiliated (1)	Footnotes	Reference Rate and Spread				Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Printing and Publishing
Recorded Books Inc.	(4) (5) (6)	S +	5.75%			10.26%	8/31/2028		1,160	(15)	(3)	—
Recorded Books Inc.	(4) (5)	S +	5.75%			10.26%	9/3/2030		14,196	13,982	14,161	3.25
										13,967	14,158	3.25
Retail Stores
New Look Vision Group, Inc.	(4) (5) (8)	S +	6.00%	(2.00	% PIK)	10.48%	5/26/2028		145	140	144	0.03
New Look Vision Group, Inc.	(4) (5) (7) (8)	C +	6.00%	(2.00	% PIK)	9.49%	5/26/2028	CAD	6,203	4,371	4,280	0.98
New Look Vision Group, Inc.	(4) (5) (6) (8)	C +	5.50%			9.03%	5/26/2026	CAD	850	188	134	0.03
New Look Vision Group, Inc.	(4) (5) (7) (8)	C +	5.50%			8.99%	5/26/2028	CAD	415	292	282	0.07
New Look Vision Group, Inc.	(4) (5) (8)	S +	5.50%			9.98%	5/26/2028		1,287	1,236	1,255	0.29
New Look Vision Group, Inc.	(4) (5) (7) (8)	C +	5.50%			8.99%	5/26/2028	CAD	797	561	540	0.12
										6,788	6,635	1.52
Services: Business
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	4.75%			9.11%	6/3/2030		1,828	(12)	—	—
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	4.75%			9.11%	6/3/2031		1,305	(2)	—	—
Baker Tilly Advisory Group, LP	(4) (5)	S +	4.75%			9.11%	6/3/2031		8,646	8,587	8,646	1.98
FR Vision Holdings, Inc.	(4) (5) (6)	S +	5.50%			10.12%	1/21/2030		580	(5)	—	—
FR Vision Holdings, Inc.	(4) (5) (6) (7)	S +	5.50%			10.12%	1/20/2031		2,316	967	975	0.22
FR Vision Holdings, Inc.	(4) (5)	S +	5.50%			10.12%	1/20/2031		7,144	7,079	7,144	1.64
GC Waves Holdings, Inc.	(4) (5)	S +	4.75%			9.21%	10/4/2030		7,374	7,222	7,301	1.67
GI Apple Midco LLC	(4) (5) (6)	S +	6.75%			11.11%	4/19/2029		1,133	420	437	0.10
GI Apple Midco LLC	(4) (5)	S +	6.75%			11.11%	4/19/2030		7,336	7,215	7,409	1.70
GI Apple Midco LLC	(4) (5) (6)	S +	6.75%			11.11%	4/19/2030		1,617	170	192	0.04
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%			9.74%	8/6/2031		1,467	(3)	(15)	—
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%			9.74%	8/6/2031		587	(6)	(6)	—
Jensen Hughes Inc.	(4) (5)	S +	5.00%			9.74%	8/6/2031		5,204	5,153	5,152	1.18
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%			9.74%	8/6/2031		342	—	(3)	—
PT Intermediate Holdings III, LLC	(4) (5) (6)	S +	5.00%	(1.75	% PIK)	9.33%	4/9/2030		232	—	(1)	—
PT Intermediate Holdings III, LLC	(4) (5)	S +	5.00%	(1.75	% PIK)	9.33%	4/9/2030		12,347	12,169	12,286	2.82
Rimkus Consulting Group Inc.	(4) (5) (6)	S +	5.25%			9.84%	4/1/2030		463	(3)	(2)	—
Rimkus Consulting Group Inc.	(4) (5) (7)	S +	5.25%			9.84%	4/1/2031		3,453	3,429	3,435	0.79
Rimkus Consulting Group Inc.	(4) (5) (6)	S +	5.25%			9.77%	4/1/2031		867	93	88	0.02
Speed Midco 3 S.a r.l.	(4) (5) (8)	E +	4.95%			8.11%	6/5/2031	EUR	1,983	2,145	2,049	0.47
Speed Midco 3 S.a r.l.	(4) (5) (8)	SN +	4.95%			9.90%	6/5/2031	GBP	491	623	613	0.14
Speed Midco 3 S.a r.l.	(4) (5) (8)	S +	4.95%			9.20%	6/5/2031		7,219	7,187	7,201	1.65
STV Group, Inc.	(4) (5) (6)	S +	5.00%			9.36%	3/20/2031		1,250	—	(6)	—
STV Group, Inc.	(4) (5) (7)	S +	5.00%			9.36%	3/20/2031		4,342	4,302	4,320	0.99
STV Group, Inc.	(4) (5) (6)	P +	5.00%			11.50%	3/20/2030		875	117	121	0.03

Investments-non-controlled/non-affiliated (1)	Footnotes	Reference Rate and Spread				Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
USIC Holdings Inc.	(4) (5)	S +	5.50%			10.09%	9/10/2031	8,430	8,389	8,388	1.92
USIC Holdings Inc.	(4) (5) (6)	S +	5.25%			9.84%	9/10/2031	1,073	240	240	0.05
USIC Holdings Inc.	(4) (5) (6)	S +	5.50%			10.09%	9/10/2031	510	33	30	0.01
									75,509	75,994	17.42
Services: Consumer
Bradyifs Holdings, LLC	(4) (5)	S +	5.00%			9.52%	10/31/2029	13,370	13,261	13,370	3.07
Bradyifs Holdings, LLC	(4) (5) (6)	S +	5.00%			9.40%	10/31/2029	393	82	85	0.02
Kleinfelder Group, Inc.(The)	(4) (5) (6)	S +	5.00%			9.35%	9/1/2030	2,464	—	—	—
Kleinfelder Group, Inc.(The)	(4) (5)	S +	5.00%			9.35%	11/28/2025	12,436	12,382	12,436	2.85
Kleinfelder Group, Inc.(The)	(4) (5) (6)	P +	5.00%			11.50%	8/4/2028	1,643	349	361	0.08
									26,074	26,252	6.02
Technology & Electronics
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%			9.11%	10/30/2028	8,649	3,492	3,496	0.80
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%			9.11%	10/30/2028	433	(3)	(1)	—
Granicus, Inc.	(4) (5) (6)	S +	5.25%			10.34%	1/17/2031	384	(2)	—	—
Granicus, Inc.	(4) (5)	S +	5.75%	(2.25	% PIK)	10.34%	1/17/2031	2,744	2,732	2,744	0.63
Granicus, Inc.	(4) (5)	S +	5.25%	(2.25	% PIK)	9.84%	1/17/2031	407	407	405	0.09
									6,626	6,644	1.52

Total First Lien Debt									$414,659	$417,230	95.63%

Second Lien Debt
High Tech
Polaris Newco LLC	(4) (5)	S +	9.00%			13.61%	6/4/2029	6,200	6,070	6,200	1.42
									6,070	6,200	1.42

Total Second Lien Debt									$6,070	$6,200	1.42%

Total Investments - non-controlled/non-affiliated									$420,729	$423,430	97.05%
Total Portfolio Investments									$420,729	$423,430	97.05%
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

The Company’s investment objective is to generate attractive risk-adjusted returns, predominately in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation with a focus on downside protection. The Company seeks to achieve its investment objective by investing primarily in the non-investment grade credit markets in North America and Europe, with a primary focus on direct lending in the United States. Subject to any restrictions imposed under the 1940 Act, any related RIC asset diversification requirements and any guidelines and limitations set forth herein, the Company’s investments are expected to primarily consist of senior secured first lien loans and unitranche loans but may include second lien loans or other assets. The Company will seek target position sizes of 2% to 5% of net asset value (“NAV”) and seek to allocate (a) greater than or equal to 80% of NAV to first lien and unitranche loans and (b) less than or equal to 20% of NAV to second lien loans. The Company’s investment mandate is structured to allow for co-investment across Oak Hill Advisors, L.P.’s (together with its affiliated investment advisors and predecessor firms, “OHA”) entire platform, based on existing SEC exemptive relief under Rule 17d-1 under the 1940 Act and any additional SEC exemptive relief obtained in the future.
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

On September 29, 2025, the Company’s shareholders approved and authorized an extension of the Investment Period of the Company for an additional twelve-month period ending on January 4, 2027. As a result, the Company’s term will end on January 4, 2032.
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
Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of September 30, 2025 and December 31, 2024, the Company did not hold any cash equivalents. As of September 30, 2025 and December 31, 2024, approximately $0.6 million and $0.8 million of the cash and cash equivalents balances were denominated in a foreign currency, respectively.
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

Non-Accrual Loans
Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of September 30, 2025 and December 31, 2024, there were no loans placed on non-accrual status.
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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of September 30, 2025, the Company had no payables for investments purchased and had $0.1 million of receivables for investments sold. As of December 31, 2024, the Company had no payables for investments purchased and had $0.1 million of receivables for investments sold.
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
Costs associated with the offering of Shares of the Company will be capitalized as deferred offering expenses and included as other assets on the Consolidated Statement of Assets and Liabilities and amortized over a twelve-month period from incurrence. As of September 30, 2025 and December 31, 2024, all offering costs were fully amortized. For the three and nine months ended September 30, 2025 the Company did not have any amortized offering costs. For the three and nine months ended September 30, 2024, the Company did not have any amortized offering costs.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through September 30, 2025. As applicable, the Company’s prior year remains subject to examination by U.S. federal, state and local tax authorities.
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

For the three months ended September 30, 2025 and September 30, 2024, management fees were $0.8 million and $0.7 million, respectively, of which none were waived. For the nine months ended September 30, 2025 and September 30, 2024, management fees were $2.2 million and $2.0 million, respectively, of which none were waived. As of September 30, 2025 and December 31, 2024, $0.8 million and $0.8 million, respectively, remained payable related to the base management fee accrued in management fee payable on the Consolidated Statements of Assets and Liabilities.
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

For the three months ended September 30, 2025 and September 30, 2024, income based incentive fees (before waivers) were $1.3 million and $1.4 million, respectively. For the nine months ended September 30, 2025 and September 30, 2024, income based incentive fees (before waivers) were $3.8 million and $4.2 million, respectively. For the three and nine months ended September 30, 2025 and September 30, 2024, $0.0 million and $0.0 million of income incentive fees, respectively, were waived in accordance with the annual Operating Expense Cap. As of September 30, 2025 and December 31, 2024, $3.8 million and $5.2 million related to the income based incentive fee had accrued and remained payable on the Consolidated Statements of Assets and Liabilities, respectively.
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

There were no capital gains based incentive fees for the three and nine months ended September 30, 2025 and September 30, 2024. As of September 30, 2025 and December 31, 2024, $0.0 million and $0.0 million, respectively, remained payable related to the capital gains based incentive fee accrued in capital gains incentive fee payable on the Consolidated Statements of Assets and Liabilities.
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
For the three months ended September 30, 2025 and September 30, 2024, there were $0.1 million and $0.1 million, respectively, in expenses related to the Administrator that were included in other general and administrative expenses on the Consolidated Statements of Operations and the payable included in accrued expenses and other liabilities in the Consolidated Statements of Assets and Liabilities. For the nine months ended September 30, 2025 and September 30, 2024, there were $0.4 million and $0.2 million, respectively, in expenses related to the Administrator that were included in other general and administrative expenses on the Consolidated Statements of Operations and the payable included in accrued expenses and other liabilities in the Consolidated Statements of Assets and Liabilities.

The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. For the three months ended September 30, 2025 and September 30, 2024, there were $0.1 million and $0.1 million, respectively, in expenses related to the sub-administrator which is included in administrative service expenses on the Consolidated Statements of Operations and the payable included in accrued expenses and other liabilities in the Consolidated Statements of Assets and Liabilities. For the nine months ended September 30, 2025 and September 30, 2024, there were $0.3 million and $0.2 million, respectively, in expenses related to the sub-administrator which is included in administrative service expenses on the Consolidated Statements of Operations and the payable included in accrued expenses and other liabilities in the Consolidated Statements of Assets and Liabilities.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$426,438	$427,994	98.5%	$414,659	$417,230	98.5%
Second lien debt	6,186	6,051	1.4	6,070	6,200	1.5
Preferred Equity	222	222	0.1	—	—	—
Total investments	$432,846	$434,267	100.0%	$420,729	$423,430	100.0%
The industry composition of investments based on fair value as of September 30, 2025 and December 31, 2024 were as follows:

September 30, 2025
Services: Business	21.0%
High Tech	12.3
Healthcare, Education and Childcare	11.4
Services: Consumer	7.4
Capital Equipment	6.5
Finance	5.8
Chemicals, Plastics and Rubber	5.3
Media: Diversified & Production	5.3
Consumer Goods: Durable	4.7
Insurance	4.1
Printing and Publishing	3.4
Aerospace and Defense	3.3
Automobile	3.2
Construction & Building	1.7
Retail Stores	1.6
Buildings and Real Estate	1.3
Containers, Packaging and Glass	1.0
Ecological	0.7
Telecommunications	—
Total	100.0%

December 31, 2024
Services: Business	17.9%
High Tech	11.8
Healthcare, Education and Childcare	10.3
Insurance	7.7
Capital Equipment	6.3
Services: Consumer	6.2
Finance	5.9
Chemicals, Plastics and Rubber	5.5
Consumer Goods: Durable	4.9
Media: Diversified & Production	4.5
Aerospace and Defense	3.4
Printing and Publishing	3.3
Automobile	3.3
Construction & Building	1.6
Technology & Electronics	1.6
Retail Stores	1.6
Buildings and Real Estate	1.4
Broadcasting and Entertainment	1.2
Containers, Packaging and Glass	0.9
Ecological	0.7
Total	100.0%

The geographic composition of investments at cost and fair value as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$389,964	$390,125	89.8%	81.0%
United Kingdom	13,499	13,523	3.1	2.8
Germany	12,637	13,526	3.1	2.8
Switzerland	9,962	10,210	2.4	2.1
Canada	6,784	6,883	1.6	1.5
Total	$432,846	$434,267	100.0%	90.2%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$378,303	$381,519	90.1%	87.4%
United Kingdom	13,554	13,553	3.2	3.1
Germany	12,129	11,860	2.8	2.7
Switzerland	9,955	9,863	2.3	2.3
Canada	6,788	6,635	1.6	1.5
Total	$420,729	$423,430	100.0%	97.0%
Note 5. Fair Value of Investments
The following tables present the fair value hierarchy of investments as of September 30, 2025 and December 31, 2024, categorized by the ASC 820 valuation hierarchy, as previously described:

	September 30, 2025
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$4,862	$423,132	$427,994
Second Lien Debt	—	—	6,051	6,051
Preferred Equity	—	—	222	222
Total investments	$—	$4,862	$429,405	$434,267

	December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$5,130	$412,100	$417,230
Second Lien Debt	—	—	6,200	6,200
Total investments	$—	$5,130	$418,300	$423,430

The following tables present the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three months ended September 30, 2025 and September 30, 2024:

	For the Three Months Ended
	September 30, 2025
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$419,321	$6,082	$—	$425,403
Purchases of investments(1)	29,084	—	222	29,306
Proceeds from principal repayments and sales of investments	(24,694)	—	—	(24,694)
Accretion of discount/amortization of premium	199	6	—	205
Net realized gain (loss)	(1)	—	—	(1)
Net change in unrealized appreciation (depreciation)	(777)	(37)	—	(814)
Transfers into Level 3 (2)	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—
Fair value, end of period	$423,132	$6,051	$222	$429,405
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2025	$(888)	$(37)	$—	$(925)

	For the Three Months Ended
	September 30, 2024
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$382,588	$6,200	$388,788
Purchases of investments(1)	65,369	—	65,369
Proceeds from principal repayments and sales of investments	(26,677)	—	(26,677)
Accretion of discount/amortization of premium	739	5	744
Net realized gain (loss)	56	—	56
Net change in unrealized appreciation (depreciation)	188	(5)	183
Transfers into Level 3 (2)	—	—	—
Transfers out of Level 3 (2)	—	—	—
Fair value, end of period	$422,263	$6,200	$428,463
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2024	$574	$(5)	$569
(1)Purchases include PIK interest, if applicable.
(2)Transfers between levels are recognized at the beginning of the year in which the transfer occurred. For the three months ended September 30, 2025 and September 30, 2024, there were no transfers into or out of Level 3.

The following tables present the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2025 and September 30, 2024:

	For the Nine Months Ended
	September 30, 2025
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$412,100	$6,200	$—	$418,300
Purchases of investments(1)	57,140	99	222	57,461
Proceeds from principal repayments and sales of investments	(47,440)	—	—	(47,440)
Accretion of discount/amortization of premium	920	17	—	937
Net realized gain (loss)	27	—	—	27
Net change in unrealized appreciation (depreciation)	385	(265)	—	120
Transfers into Level 3 (2)	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—
Fair value, end of period	$423,132	$6,051	$222	$429,405
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2025	$(494)	$(265)	$—	$(759)

	For the Nine Months Ended
	September 30, 2024
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$318,189	$6,107	$324,296
Purchases of investments(1)	182,680	—	182,680
Proceeds from principal repayments and sales of investments	(80,238)	—	(80,238)
Accretion of discount/amortization of premium	2,398	15	2,413
Net realized gain (loss)	160	—	160
Net change in unrealized appreciation (depreciation)	(926)	78	(848)
Transfers into Level 3 (2)	—	—	—
Transfers out of Level 3 (2)	—	—	—
Fair value, end of period	$422,263	$6,200	$428,463
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of September 30, 2024	$1,400	$78	$1,478
(1)Purchases include PIK interest, if applicable.
(2)Transfers between levels are recognized at the beginning of the year in which the transfer occurred. For the nine months ended September 30, 2025 and September 30, 2024, there were no transfers into or out of Level 3.

Significant Unobservable Inputs
In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2025 and December 31, 2024.  The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2025
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)
Assets:
First lien debt	$403,694	Discounted cash flow	Comparative Yields	7.3% - 14.5% (8.9%)
First lien debt	19,438	Precedent Transaction	Transaction Price	N/A
Total first lien debt	423,132
Second lien debt	6,051	Discounted cash flow	Comparative Yields	9.0% - 14.0% (13.9%)
Preferred equity	222	Market Comparable Companies	EBITDA Multiple	10.0x
Total investments	$429,405

	December 31, 2024
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)
Assets:
First lien debt	$389,496	Discounted cash flow	Comparative Yields	7.3% - 15.3% (9.6%)
First lien debt	22,604	Precedent Transaction	Transaction Price	N/A
Total first lien debt	412,100
Second lien debt	6,200	Discounted cash flow	Comparative Yields	13.0%
Total investments	$418,300
(1)Weighted averages are calculated based on fair value of investments.
The Company used the income approach to determine the fair value of certain Level 3 assets as of September 30, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach is the comparative yield and discount rate. The comparative yield and discount rate is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value.
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

The Company may enter into forward currency exchange contracts to reduce the exposure to foreign currency exchange rate fluctuations of the Company and its Members, as described in Note 2. The fair value of derivative contracts open as of September 30, 2025 and December 31, 2024 is included on the Consolidated Schedules of Investments by contract. The Company had $0.0 million and $0.0 million collateral receivable as of September 30, 2025 and December 31, 2024, respectively, and had $0.3 million and $0.2 million collateral payable as of September 30, 2025 and December 31, 2024, respectively. Collateral amounts posted are included in collateral on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities.

For the three months ended September 30, 2025 and September 30, 2024, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $492.6 million and $469.4 million, respectively. For the nine months ended September 30, 2025 and September 30, 2024, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $498.1 million and $438.4 million, respectively.

The following tables present both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities.

September 30, 2025
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$21,663	$—	$21,663	$—	$21,663

December 31, 2024
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$—	$(26,106)	$(26,106)	$—	$(26,106)
(1)Amount excludes excess cash collateral paid.
(2)Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.
The effect of transactions in derivative instruments on the Consolidated Statements of Operations for the three months ended September 30, 2025 and September 30, 2024 were as follows:

	For the Three Months Ended
	September 30, 2025	September 30, 2024
Realized gain (loss) on foreign currency forward contracts	$1,958	$14,550
Net change in unrealized gain (loss) on foreign currency forward contracts	(7,088)	(1,324)
Total net realized and unrealized gain (loss) on foreign currency forward contracts	$(5,130)	$13,226
The effect of transactions in derivative instruments on the Consolidated Statements of Operations for the nine months ended September 30, 2025 and September 30, 2024 were as follows:

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Realized gain (loss) on foreign currency forward contracts	$(86)	$(3,854)
Net change in unrealized gain (loss) on foreign currency forward contracts	47,769	1,939
Total net realized and unrealized gain (loss) on foreign currency forward contracts	$47,683	$(1,915)
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

The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2025 and December 31, 2024, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	September 30, 2025	December 31, 2024
Unfunded delayed draw commitments	$33,011	$35,950
Unfunded revolving commitments	28,024	28,764
Total unfunded commitments	$61,035	$64,714
As of September 30, 2025, the Company reasonably believes income generated primarily from the proceeds of capital drawdowns of our privately placed capital commitments, cash flows from interest, dividends and fees earned from our investments and principal repayments will provide adequate cover to satisfy all of the unfunded commitments noted above.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025, management is not aware of any pending or threatened material litigation.
Investor Commitments

As of September 30, 2025, the Company had $616.3 million in total capital commitments from investors, $156.1 million of which was undrawn. As of December 31, 2024, the Company had $543.8 million in total capital commitments from investors, $83.5 million of which was undrawn.
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
Note 9.  Net Assets
Subscriptions and Drawdowns
As of September 30, 2025 and December 31, 2024, the Company had 44,724,135 Shares issued and outstanding with a par value of $0.01 per Share. The Company has entered into subscription agreements with investors providing for the private placement of the Company’s Shares. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their respective capital commitment on an as-needed basis each time the Adviser delivers a drawdown notice to such investors.

The following table summarizes capital activity for the three months ended September 30, 2025:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	44,724,135	$447	$459,283	$5,366	$(8,275)	$31,441	$488,262
Common Shares issued	—	—	—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	8,942	—	—	8,942
Net realized gain (loss)	—	—	—	—	1,903	—	1,903
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(1,269)	(1,269)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(7,088)	(7,088)
Distributions declared	—	—	—	(9,165)	—	—	(9,165)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance, end of period	44,724,135	$447	$459,283	$5,143	$(6,372)	$23,084	$481,585

The following table summarizes capital activity for the three months ended September 30, 2024:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	38,954,613	$390	$398,535	$8,572	$(7,529)	$5,237	$405,205
Common Shares issued	5,769,522	57	60,821	—	—	—	60,878
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	10,066	—	—	10,066
Net realized gain (loss)	—	—	—	—	14,866	—	14,866
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	183	183
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(1,324)	(1,324)
Distributions declared	—	—	—	(9,349)	—	—	(9,349)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance, end of period	44,724,135	$447	$459,356	$9,289	$7,337	$4,096	$480,525

The following table summarizes capital activity for the nine months ended September 30, 2025:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	44,724,135	$447	$459,283	$7,178	$(7,213)	$(23,405)	$436,290
Common Shares issued	—	—	$—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	26,626	—	—	26,626
Net realized gain (loss)	—	—	—	—	841	—	841
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(1,280)	(1,280)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	47,769	47,769
Distributions declared	—	—	—	(28,661)	—	—	(28,661)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance, end of period	44,724,135	$447	$459,283	$5,143	$(6,372)	$23,084	$481,585

The following table summarizes capital activity for the nine months ended September 30, 2024:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	38,954,613	$390	$398,535	$6,522	$11,561	$3,005	$420,013
Common Shares issued	5,769,522	57	60,821	—	—	—	60,878
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	29,510	—	—	29,510
Net realized gain (loss)	—	—	—	—	(4,224)	—	(4,224)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(848)	(848)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	1,939	1,939
Distributions declared	—	—	—	(26,743)	—	—	(26,743)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance, end of period	44,724,135	$447	$459,356	$9,289	$7,337	$4,096	$480,525

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 4, 2025	March 12, 2025	March 14, 2025	$0.23	$10,552
April 28, 2025	April 28, 2025	June 2, 2025	$0.20	$8,944
July 30, 2025	July 30, 2025	August 15, 2025	$0.20	$9,165
Total				$28,661

The following table summarizes distributions declared during the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 6, 2024	March 6, 2024	March 22, 2024	$0.20	$7,625
May 2, 2024	May 8, 2024	May 22, 2024	$0.25	$9,769
July 30, 2024	June 28, 2024	August 16, 2024	$0.24	9,349
Total				$26,743

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

Note 10. Financial Highlights

The following are financial highlights for Shares outstanding for the nine months ended September 30, 2025 and September 30, 2024:

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Per Share data:(1)
Net asset value, beginning of period	$9.76	$10.78
Net investment income (loss)	0.60	0.74
Net realized and unrealized gains (losses) (2)	1.05	(0.09)
Net increase (decrease) in net assets resulting from operations	1.65	0.65
Impact of issuance of Shares	—	—
Shareholder distributions from income (3)	(0.64)	(0.69)
Net asset value, end of period	$10.77	$10.74

Total Return (4)	17.42%	6.28%

Ratios and supplemental data:
Net assets, end of period	$481,585	$480,525

Portfolio turnover rate(5)	11.53%	21.97%
Ratio of expenses before management and incentive fees to average net assets(6)(7)	0.56%	0.64%
Ratio of expenses after management and incentive fees before waivers to average net assets(6)(7)	2.30%	2.61%
Ratio of expenses after waivers to average net assets(6)(7)	2.30%	2.61%
Net investment income (loss) to average net assets before waivers(6)(7)	7.68%	9.31%
Net investment income (loss) to average net assets after waivers(6)(7)	7.68%	9.31%
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

Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than as disclosed below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2025.

On October 30, 2025, the Company declared a distribution of $0.20 per Share, all of which is payable on November 14, 2025 to Members of record as of October 31, 2025.

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
Revenues

We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. As of September 30, 2025, 99.7% of our debt investments based on fair value in our portfolio were at floating rates. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

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
Portfolio and Investment Activity
As of September 30, 2025 and December 31, 2024, based on fair value, our portfolio consisted of 98.5% and 98.5% first lien debt investments, respectively, 1.4% and 1.5% second lien debt investments, respectively, and 0.1% and 0.0% preferred equity investments, respectively.

As of September 30, 2025 and December 31, 2024, we had investments in 74 and 61 portfolio companies with an aggregate fair value of approximately $434.3 million and $423.4 million, respectively.
Our investment activity for the three months ended September 30, 2025 and September 30, 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Three Months Ended
	September 30, 2025	September 30, 2024
Total investments, beginning of period	$427,579	$384,360
New investments purchased(1)	29,461	65,370
Net accretion of discount on investments	473	744
Net realized gain (loss) on investments	28	56
Investments sold or repaid	(24,695)	(26,678)
Total investments, end of period	$432,846	$423,851
(1) Purchases include PIK interest, if applicable.
Our investment activity for the nine months ended September 30, 2025 and September 30, 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Total investments, beginning of period	$420,729	$318,837
New investments purchased(1)	60,866	182,680
Net accretion of discount on investments	1,222	2,413
Net realized gain (loss) on investments	55	160
Investments sold or repaid	(50,026)	(80,238)
Total investments, end of period	432,846	423,851
(1) Purchases include PIK interest, if applicable.

The following table presents certain selected information regarding our investment portfolio:

	As of
	September 30, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at amortized cost (1)	10.2%	10.8%
Weighted average yield on debt and income producing investments, at fair value (1)	10.2%	10.7%
Number of portfolio companies	74	61
Weighted average EBITDA (2)	$262.0	$239.0
Average loan-to-value (LTV) (3)	43.5%	40.8%
Percentage of debt investments bearing a floating rate, at fair value	99.7%	99.8%
Percentage of debt investments bearing a fixed rate, at fair value	0.3%	0.2%
(1)Computed as (a) the annual stated interest rate or yield plus the annual accretion of discounts or less the annual amortization of premiums, as applicable, on income producing securities, divided by (b) the total relevant investments at amortized cost or fair value, as applicable. Actual yields earned over the life of each investment could differ materially from the yields presented above. Total weighted average yield shown includes total investments.
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
Our investments consisted of the following:

	September 30, 2025			December 31, 2024
	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First lien debt	$426,438	$427,994		$414,659	$417,230
Second lien debt	6,186	6,051		6,070	6,200
Preferred Equity	222	222	222000	—	—
Total investments	$432,846	$434,267		$420,729	$423,430
As of September 30, 2025 and December 31, 2024 there were no investments on non-accrual status.
The tables below describe investments by industry composition based on fair value as of September 30, 2025 and December 31, 2024:

September 30, 2025
Services: Business	21.0%
High Tech	12.3
Healthcare, Education and Childcare	11.4
Services: Consumer	7.4
Capital Equipment	6.5
Finance	5.8
Chemicals, Plastics and Rubber	5.3
Media: Diversified & Production	5.3
Consumer Goods: Durable	4.7
Insurance	4.1
Printing and Publishing	3.4
Aerospace and Defense	3.3
Automobile	3.2
Construction & Building	1.7
Retail Stores	1.6
Buildings and Real Estate	1.3
Containers, Packaging and Glass	1.0
Ecological	0.7
Telecommunications	—
Total	100.0%

December 31, 2024
Services: Business	17.9%
High Tech	11.8
Healthcare, Education and Childcare	10.3
Insurance	7.7
Capital Equipment	6.3
Services: Consumer	6.2
Finance	5.9
Chemicals, Plastics and Rubber	5.5
Consumer Goods: Durable	4.9
Media: Diversified & Production	4.5
Aerospace and Defense	3.4
Printing and Publishing	3.3
Automobile	3.3
Construction & Building	1.6
Technology & Electronics	1.6
Retail Stores	1.6
Buildings and Real Estate	1.4
Broadcasting and Entertainment	1.2
Containers, Packaging and Glass	0.9
Ecological	0.7
Total	100%

The tables below describe investments by geographic composition based on fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$389,964	$390,125	89.8%	81.0%
United Kingdom	13,499	13,523	3.1	2.8
Germany	12,637	13,526	3.1	2.8
Switzerland	9,962	10,210	2.4	2.1
Canada	6,784	6,883	1.6	1.5
Total	$432,846	$434,267	100.0%	90.2%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$378,303	$381,519	90.1%	87.4%
United Kingdom	13,554	13,553	3.2	3.1
Germany	12,129	11,860	2.8	2.7
Switzerland	9,955	9,863	2.3	2.3
Canada	6,788	6,635	1.6	1.5
Total	$420,729	$423,430	100.0%	97.0%
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

The below table summarizes the Risk Ratings as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Risk Rating 1	$81,011	18.7%	$77,027	18.2%
Risk Rating 2	313,015	72.0	328,923	77.7
Risk Rating 3	40,241	9.3	17,480	4.1
Risk Rating 4	—	—	—	—
Risk Rating 5	—	—	—	—
Total investments	$434,267	100.0%	$423,430	100.0%
The weighted average Risk Rating of our debt investment portfolio was 1.91 and 1.86 as of September 30, 2025 and December 31, 2024, respectively.

Results of Operations
The following table represents the operating results:

	For the Three Months Ended
	September 30, 2025	September 30, 2024
Total investment income	$11,657	$12,966
Net expenses	2,715	2,900
Net investment income (loss)	8,942	10,066
Net realized gain (loss)	1,903	14,866
Net unrealized appreciation (depreciation)	(8,357)	(1,141)
Net increase (decrease) in net assets resulting from operations	$2,488	$23,791

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Total investment income	$34,615	$37,787
Net expenses	7,989	8,277
Net investment income (loss)	26,626	29,510
Net realized gain (loss)	841	(4,224)
Net unrealized appreciation (depreciation)	46,489	1,091
Net increase (decrease) in net assets resulting from operations	$73,956	$26,377
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income
Investment income was as follows:

	For the Three Months Ended
	September 30, 2025	September 30, 2024
Interest income	$11,401	$12,379
Other income	256	587
Total investment income	$11,657	$12,966

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Interest income	$33,991	$35,355
Other income	624	2,432
Total investment income	$34,615	$37,787

For the three months ended September 30, 2025 and September 30, 2024, total investment income was approximately $11.7 million and $13.0 million, respectively. For the nine months ended September 30, 2025 and September 30, 2024, total investment income was approximately $34.6 million and $37.8 million, respectively. As of September 30, 2025 and September 30, 2024, the size of our investment portfolio at fair value was approximately $434.3 million and $428.5 million, respectively, and our weighted average yield on debt and income producing investments at fair value was 10.2% and 11.3%, respectively, which is also the total weighted average yield on total investments.

For the three months and nine months ended September 30, 2025, the Company recognized $376 and $760 of non-recurring revenue from accelerated original issue discount and miscellaneous fees, respectively.

Expenses
Expenses were as follows:

	For the Three Months Ended
	September 30, 2025	September 30, 2024
Management fees	778	$684
Income incentive fee	1,278	1,438
Professional fees	303	182
Board of Managers fees	55	53
Administrative services expenses	129	129
Other general & administrative	172	414
Total expenses before taxes	2,715	$2,900
Excise tax	—	—
Total expenses	2,715	2,900

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Management fees	$2,243	$2,026
Income incentive fee	3,804	4,216
Professional fees	801	546
Board of Managers fees	159	158
Administrative services expenses	347	248
Other general & administrative	635	1,012
Total expenses before taxes	7,989	8,206
Excise tax	—	71
Total expenses	$7,989	$8,277

Management Fees
For the three months ended September 30, 2025 and September 30, 2024, management fees were approximately $0.8 million and $0.7 million, respectively. As of September 30, 2025 and December 31, 2024, $0.8 million and $0.8 million, respectively, remained payable. For the nine months ended September 30, 2025 and September 30, 2024, management fees were approximately $2.2 million and $2.0 million, respectively. Management fees are payable monthly in arrears at an annual rate of 0.65% of the value of our net assets as of the beginning of the first calendar day of the applicable month.

Income Based Incentive Fees

For the three months ended September 30, 2025 and September 30, 2024, income based incentive fees were approximately $1.3 million and $1.4 million, respectively, before incentive fees waivers. For the three months ended September 30, 2025 and September 30, 2024, the Adviser waived $0.0 million and $0.0 million in income incentive fees in accordance with the annual Operating Expense Cap (as defined in Note 2).

For the nine months ended September 30, 2025 and September 30, 2024, income based incentive fees were approximately $3.8 million and $4.2 million, respectively, before incentive fees waivers. For the nine months ended September 30, 2025 and September 30, 2024, the Adviser waived $0.0 million and $0.0 million in income incentive fees in accordance with the annual Operating Expense Cap (as defined in Note 2). As of September 30, 2025 and December 31, 2024, approximately $3.8 million and $5.2 million, respectively, of income based incentive fees remained payable.

Capital Gains Incentive Fees
For the three and nine months ended September 30, 2025 and September 30, 2024, the Company incurred no capital gains incentive fees. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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

Total other expenses were approximately $0.7 million and $0.8 million for the three months ended September 30, 2025 and September 30, 2024, primarily comprised of approximately $0.3 million and $0.2 million of professional fees (including legal, audit, and tax) and approximately $0.2 million and $0.4 million of other general and administrative expenses (including insurance, research, and other allocated costs), respectively.

Total other expenses were approximately $1.9 million and $2.0 million for the nine months ended September 30, 2025 and September 30, 2024, primarily comprised of approximately $0.8 million and $0.5 million of professional fees (including legal, audit, and tax) and approximately $0.6 million and $1.0 million of other general and administrative expenses (including insurance, research, and other allocated costs), respectively.
Under the terms of the Administration Agreement and the Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the three months ended September 30, 2025 and September 30, 2024, the Administrator charged $0.1 million and $0.1 million, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the nine months ended September 30, 2025 and September 30, 2024, the Administrator charged $0.3 million and $0.2 million, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.
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

For the three months ended September 30, 2025 and September 30, 2024, we did not incur U.S. federal excise tax. For the nine months ended September 30, 2025, we did not incur U.S. federal excise tax. For the nine months ended September 30, 2024, we incurred $0.1 million of U.S. federal excise tax.

Net Realized Gain (Loss)
The realized gains and losses were comprised of the following:

	For the Three Months Ended
	September 30, 2025	September 30, 2024
Net realized gain (loss) on investments	$28	$56
Net realized gain (loss) on foreign currency transactions	(83)	260
Net realized gain (loss) on foreign currency forward contracts	1,958	14,550
Net realized gain (loss)	$1,903	$14,866

For the three months ended September 30, 2025 and September 30, 2024, we generated net realized gains of approximately $1.9 million and $14.9 million, respectively, which was primarily comprised of realized activity on foreign currency forward contracts and foreign currency transactions during these periods. For the three months ended September 30, 2025 and September 30, 2024, the net realized movement on foreign currency forward contracts was mainly due to EUR forward contracts.

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Net realized gain (loss) on investments	$55	$160
Net realized gain (loss) on foreign currency transactions	872	(530)
Net realized gain (loss) on foreign currency forward contracts	(86)	(3,854)
Net realized gain (loss)	$841	$(4,224)

For the nine months ended September 30, 2025 and September 30, 2024, we generated a net realized gain of approximately $0.8 million and net realized loss of $4.2 million, respectively, which was primarily comprised of realized activity on foreign currency forward contracts during these periods. For the nine months ended September 30, 2025 and September 30, 2024, the net realized movement on foreign currency forward contracts was mainly due to EUR forward contracts.

Net Change in Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following:

	For the Three Months Ended
	September 30, 2025	September 30, 2024
Net change in unrealized gain (loss) on investments	$(1,269)	$183
Net change in unrealized gain (loss) on foreign currency forward contracts	(7,088)	(1,324)
Net change in unrealized appreciation (depreciation)	$(8,357)	$(1,141)
For the three months ended September 30, 2025 and September 30, 2024, net unrealized losses were mainly driven by depreciation on foreign currency forwards.

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Net change in unrealized gain (loss) on investments	$(1,280)	$(848)
Net change in unrealized gain (loss) on foreign currency forward contracts	47,769	1,939
Net change in unrealized appreciation (depreciation)	$46,489	$1,091

For the nine months ended September 30, 2025 and September 30, 2024, net unrealized gains were driven by unrealized appreciation on the foreign currency forwards partially offset by unrealized losses on investments due to negative valuation adjustments.
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
There were no outstanding borrowings as of September 30, 2025 and December 31, 2024. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

As of September 30, 2025, cash taken together with our uncalled capital commitments of $156.1 million, is expected to be sufficient for our investing activities and to conduct our operations.

As of September 30, 2025, we had approximately $26.2 million in cash. During the nine months ended September 30, 2025, we provided approximately $11.7 million in cash for operating activities, primarily due to an increase of $74.0 million in net assets resulting from operations and sales and principal repayments of $50.0 million partially offset by investment purchases of $59.7 million and unrealized appreciation on foreign currency forward contracts of $47.8 million. Cash used in financing activities was approximately $27.8 million during the nine months ended September 30, 2025, which was primarily due to $28.7 million of distributions paid.
As of September 30, 2024, we had approximately $54.0 million in cash. During the nine months ended September 30, 2024, we used $96.9 million in cash for operating activities, primarily due to investment purchases of $182.1 million partially offset by sales and principal repayments of $80.2 million. Cash used in financing activities was approximately $33.6 million during the nine months ended September 30, 2024, which was primarily due to $26.7 million of distributions paid.

Equity
Subscriptions and Drawdowns

As of September 30, 2025 and December 31, 2024, we had 44,724,135 and 44,724,135, respectively, of Shares issued and outstanding with a par value of $0.01 per Share.
We have entered into subscription agreements with investors providing for the private placement of our Shares. Under the terms of the subscription agreements, each investor is required to fund drawdowns to purchase our Shares up to the amount of their respective Capital Commitment on an as-needed basis each time our Adviser delivers a capital call notice to such investor.

The following table summarizes capital activity during the three months ended September 30, 2025:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	44,724,135	$447	$459,283	$5,366	$(8,275)	$31,441	$488,262
Common Shares issued	—		—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	8,942	—	—	8,942
Net realized gain (loss)	—	—	—	—	1,903	—	1,903
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(1,269)	(1,269)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(7,088)	(7,088)
Distributions declared	—	—	—	(9,165)	—	—	(9,165)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance, end of period	44,724,135	$447	$459,283	$5,143	$(6,372)	$23,084	$481,585

The following table summarizes capital activity during the three months ended September 30, 2024:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	38,954,613	$390	$398,535	$8,572	$(7,529)	$5,237	$405,205
Common Shares issued	5,769,522	57	60,821	—	—	—	60,878
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	10,066	—	—	10,066
Net realized gain (loss)	—	—	—	—	14,866	—	14,866
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	183	183
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(1,324)	(1,324)
Distributions declared	—	—	—	(9,349)	—	—	(9,349)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance, end of period	44,724,135	$447	$459,356	$9,289	$7,337	$4,096	$480,525

The following table summarizes capital activity during the nine months ended September 30, 2025:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	44,724,135	$447	$459,283	$7,178	$(7,213)	$(23,405)	$436,290
Common Shares issued	—	—	—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	26,626	—	—	26,626
Net realized gain (loss)	—	—	—	—	841	—	841
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(1,280)	(1,280)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	47,769	47,769
Distributions declared	—	—	—	(28,661)	—	—	(28,661)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance, end of period	44,724,135	$447	$459,283	$5,143	$(6,372)	$23,084	$481,585

The following table summarizes capital activity during the nine months ended September 30, 2024:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	38,954,613	$390	$398,535	$6,522	$11,561	$3,005	$420,013
Common Shares issued	5,769,522	57	60,821	—	—	—	60,878
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	29,510	—	—	29,510
Net realized gain (loss)	—	—	—	—	(4,224)	—	(4,224)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(848)	(848)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	1,939	1,939
Distributions declared	—	—	—	(26,743)	—	—	(26,743)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance, end of period	44,724,135	$447	$459,356	$9,289	$7,337	$4,096	$480,525

Distributions

We expect to pay quarterly distributions. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 4, 2025	March 12, 2025	March 14, 2025	$0.23	$10,552
April 28, 2025	April 28, 2025	June 2, 2025	$0.20	$8,944
July 30, 2025	July 30, 2025	August 15, 2025	$0.20	$9,165
Total				$28,661

The following table summarizes distributions declared during the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 6, 2024	March 6, 2024	March 22, 2024	$0.20	$7,625
May 2, 2024	May 8, 2024	May 22, 2024	$0.25	$9,769
July 30, 2024	June 28, 2024	August 16, 2024	$0.24	9,349
Total				$26,743

Off-Balance Sheet Arrangements
Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2025 and December 31, 2024, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	September 30, 2025	December 31, 2024
Unfunded delayed draw commitments	$33,011	$35,950
Unfunded revolving commitments	28,024	28,764
Total unfunded commitments	$61,035	$64,714
Investor Commitments
As of September 30, 2025, the Company had $616.3 million in total capital commitments from investors, $156.1 million of which was undrawn. As of December 31, 2024, the Company had $543.8 million in total capital commitments from investors, $83.5 million of which was undrawn.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2025, management was not aware of any pending or threatened litigation.
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
Recent Developments

On October 30, 2025, the Company declared a distribution of $0.20 per Share, all of which is payable on November 14, 2025 to Members of record as of October 31, 2025.

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
As of September 30, 2025, 99.7% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	September 30, 2025
Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$13,660	$—	$13,660
Up 200 basis points	$9,107	$—	$9,107
Up 100 basis points	$4,553	$—	$4,553
Down 100 basis points	$(4,553)	$—	$(4,553)
Down 200 basis points	$(9,107)	$—	$(9,107)
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

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025, management is not aware of any pending or threatened material litigation.
Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes during the nine months ended September 30, 2025 to the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024.

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
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Sales of Unregistered Securities and Use of Proceeds

Refer to “Item 1. Financial Statements—Notes to the Financial Statements—Note 9. Net Assets—Subscriptions and Drawdowns” in this Quarterly Report for the issuance of our Shares for the nine months ended September 30, 2025 and proceeds received in connection with such issuances. Such issuances, if any, were part of our private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.    Defaults Upon Senior Securities

None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5. Other Information

During the fiscal quarter ended September 30, 2025, none of the Board members or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

OHA SENIOR PRIVATE LENDING FUND (U) LLC

Date: November 5, 2025	/s/ Eric Muller
Eric Muller
Chief Executive Officer

Date: November 5, 2025	/s/ Thomas Hansen
Thomas Hansen
Chief Financial Officer