Form 10-K
period 2025-12-31
OHA Senior Private Lending Fund (U) LLC
filed 2026-03-13
CIK 1955010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
Form 10-K
____________________
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of December 31, 2025, there was no established public market for the registrant’s common shares of beneficial interest. The number of the registrant’s common shares, $0.01 par value per share, outstanding as of March 12, 2026 was 44,724,135.

1

OHA SENIOR PRIVATE LENDING FUND (U) LLC

2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about OHA Senior Private Lending Fund (U) LLC (the “Company”, “we”, “us” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “will,” “would,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Annual Report on Form 10-K are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed in Item 1A entitled “Risk Factors” in Part I of this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 or in other reports we may file with the Securities and Exchange Commission (the “SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, risks associated with possible disruption due to terrorism in our operations or the economy generally, the impact of geopolitical conditions, including revolution, insurgency, terrorism or war, and future changes in laws or regulations and conditions in our operating areas.
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
Closings

The Company will hold one or more closings at which it will accept capital commitments to purchase Shares from investors (“Capital Commitments”). The first closing date (the “Initial Closing Date”) occurred on December 16, 2022. Additional closings are expected to occur from time to time as determined by the Company (each, a “Subsequent Closing”). The Company was authorized to solicit additional subscriptions for a period of 12 months from the Initial Closing Date (the “Offering Period”) and the Offering Period was subsequently extended by the Board for an additional six months such that the Offering Period expired on June 16, 2024.
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
Investment Period

The investment period of the Company (the “Investment Period”) commenced on the settlement date of the Company’s initial investment (January 4, 2023) and was scheduled to end on the third anniversary thereof (January 4, 2026). The Investment Period may be extended by up to two (2) additional consecutive one-year periods, each subject to the approval of both the Board and Members holding a majority of the outstanding Shares. On September 29, 2025, the Board and Members holding a majority of the outstanding Shares approved and authorized an extension of the Investment Period of the Company for an additional twelve-month period ending on January 4, 2027.

Members have the right to terminate the Investment Period and, in certain circumstances, dissolve the Company, as a result of a Cause Event. “Cause Event” shall mean a determination by a court of competent jurisdiction that the Company, the Adviser, the administrator to the Company (the “Administrator”), any manager of the Board (each, a “Manager”) or any Members whose aggregate Shares exceed 50% of the aggregate Shares of all Members as of the date of determination (each, a “Key Person”) has committed (i) fraud, (ii) willful misconduct, gross negligence or breach of contract in connection with the performance of its duties under the terms of the Advisory Agreement or the Administration Agreement, (iii) an “investment-related” (as such term is defined for purposes of Form ADV) felony within the United States or (iv) a violation of U.S. federal or state securities laws, which, in the case of each of clause (i), (ii), (iii) or (iv), is in connection with its activities relating to the Company and has a material adverse effect on the business of the Company. The Investment Period may also be suspended or terminated early if a “Key Person Event”, as defined in the Limited Liability Company Agreement of the Company (as amended or restated from time to time, the “LLC Agreement”) occurs and is not cured. The Company has discretion as to when it calls capital from Members during the Investment Period (and under certain limited circumstances thereafter). Because the Investment Period will end on January 4, 2027 and assuming no extension of the term, the Company’s term will end on January 4, 2032.
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
•Privately Originated, Senior Secured Loans Offer Attractive Characteristics. As the market landscape has evolved over the past several years, investors continue to search for asset classes with defensive characteristics that also produce high, current income. While there is inherent risk in investing in any security, senior secured debt is at the top of the capital structure and thus has priority claims in payment among an issuer’s security holders (i.e., senior secured debt holders are due to receive payment before junior creditors and equity holders). Additionally, private credit investments will generally offer higher coupons and total return potential than what is available in the liquid credit markets, primarily due to illiquidity and complexity premia. Senior secured loans also generally consist of floating rate cash interest coupons, which OHA believes can be another attractive return attribute in a rising interest rate environment.

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
•Highly Experienced Team: The Company benefits from the full capabilities of OHA’s more than 130 investment professionals globally, under the leadership of the Company’s investment committee (the “Investment Committee”). The members of the Investment Committee have worked at OHA for over 25 years on average and have navigated and capitalized on numerous market cycles. Further, the deep continuity of OHA’s senior team has helped institutionalize a highly disciplined investment process. OHA believes that the consistency of this process has contributed to the consistency of its investment results across its corporate credit strategies. This robust process harnesses the complementary skill sets of industry, asset-class, transaction, documentation and workout specialists to enhance sourcing, due diligence, structuring and ongoing monitoring of investments. OHA further believes that the continuity of its team and execution of its time-tested investment process should position it to source and execute on highly attractive opportunities, often on a proprietary basis, on behalf of Company investors.
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

•Scaled, “One-stop Shop”: OHA believes that the size and breadth of its $111 billion1 platform solving diverse, often complex borrowers across private, liquid and structured credit markets is a distinct sourcing advantage. The resulting frequent dialogue and active engagement contribute to proprietary deal flow with significant repeat lender roles for OHA. These capabilities help maximize the number of opportunities that OHA sources which it considers critical given the highly selective nature of its investment process. OHA’s industry teams are responsible for investments in the private and liquid credit markets, which includes working closely with the Firm’s private credit specialists. This framework allows the relevant investment professional to serve as a single point of contact for a borrower that can deliver OHA’s scale and flexible solutions across the range of the corporate borrower’s financing needs over time. In many cases, OHA believes that management teams and sponsors do not know which financing solution will ultimately prove optimal and/or actionable as they assess their options. OHA can seamlessly partner across a full range of private, liquid or hybrid liquid/private solutions, positioning it to be a true partner of choice that can customize the best credit solution, regardless of the structure or complexity. In turn, OHA believes that it is viewed as a trusted, creative and thoughtful long-term lending partner, strongly positioning it when sponsors and management teams seek partners for proprietary financings or when assembling a small lending group. OHA’s flexibility on structure, combined with size to drive transactions, enable it to be a “one-stop shop” which is particularly relevant for Larger Borrowers who access both private and syndicated markets.
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
•Downside Protection: OHA believes that a key driver of success in private credit investing is the ability to limit credit mistakes and preserve capital. Accordingly, a focus on downside protection has been a core tenet of the Firm’s investment process since inception. This time-tested approach employs a highly disciplined bottom-up, “private equity-style” due diligence process, combined with rigorous transaction structuring to mitigate risk. OHA’s extensive structuring expertise and flexibility combined with its trusted financing partner relationships position it to negotiate highly structured financing solutions that address the unique risks presented by a
1 Assets under management (“AUM”) estimated as of December 31, 2025. Refers to the discretionary and non-discretionary assets of investment advisory clients, including co-investment advisory clients, and of certain tactical relationships to which OHA provides management, advisory or sourcing and administrative services. AUM includes net asset value, drawn and undrawn debt at the portfolio level, portfolio value and/or unfunded capital as applicable. AUM uses USD exchange rates as of the applicable month-end for any non-USD-denominated assets. For the CLOs OHA manages, OHA’s AUM is equal to the initial principal of collateral adjusted for paydowns. Additional information on the AUM calculation methodology is available upon request. Private, Opportunistic, Structured and Public are based on the primary strategy of each investment vehicle and/or account, each of which may invest in multiple asset classes. The AUM provided here is distinct from regulatory assets under management (as reported on the Form ADV), GIPS assets under management calculations, and capital under management. Totals may not add due to rounding.

borrower. OHA believes that this focus on downside protection is evidenced by the low losses across its corporate credit strategies, historically including its private lending strategies.
•Significant Workout and Restructuring Expertise: OHA believes that the expertise gained as a leading distressed investor since 1990 offers a competitive advantage in the execution of its private credit strategy. Since 1990, OHA has made approximately $23 billion in distressed investments as of September 30, 2025. OHA seeks to capitalize on this capability when evaluating and structuring private credit investments to ensure that the transaction documentation offers protection across a broad range of outcomes. OHA believes its expertise as a distressed investor also enhances its ability to move with conviction to seize on opportunities resulting from market volatility in its performing investment activities, including private credit. OHA believes that its distressed investment expertise also provides it with a distinct advantage monitoring and managing investments. Should one of OHA’s performing credit investments encounter difficulty, the relevant industry team will leverage OHA’s extensive workout capabilities. The distressed team will work with the industry team to re-evaluate the company and capital structure from a distressed investing perspective and implement a strategy to optimize results.
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
Investment Selection
The Adviser implements its strategy through a highly disciplined and consistent investment process that OHA believes has contributed significantly to its strong performance over time. The key features of this process have been tested through multiple cycles since the Firm’s inception. These features include a deep, fundamental “private equity-style” due diligence process and a focus on loss avoidance and risk-adjusted returns. The investment process leverages the vast library of knowledge that the Firm has gained investing in thousands of companies since the early 1990s. In addition, across its platform, the Firm generally will have investments in several hundred companies at any given time. OHA believes that the strong integration of its investment team positions its investment process to benefit significantly from the vast amount of information gleaned on the broader economy, financial markets and at the industry and company level across the platform. These insights are regularly shared between industry teams, portfolio managers and product specialists through frequent dialogue and collaboration leading to a diversity of perspective from all areas of the Firm. The Company’s investment process will leverage OHA’s over 130-person investment team across the U.S. and Europe.2  OHA believes that the consistency of its process and the depth and experience of its investment team position it to build a diversified portfolio of private credit investments that generate attractive income-oriented returns with downside protection for the Company.
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
OHA believes that the integration of its private, liquid and structured credit investment strategies into a $111 billion credit specialist platform solving diverse, often complex financing needs across these markets is a distinct sourcing advantage.3 Notably, the scale of OHA’s firm-wide investment activities creates a high volume and frequency of engagement with sponsors, borrowers and other partners and counterparties. This framework continuously enriches knowledge of issuers, sponsors and their strategic and financing objectives across the OHA platform which drives private lending deal flow. For example, at any given time, OHA may be in dialogue with a sponsor on a private new issue transaction, a syndicated new issue transaction and a stressed or distressed investment that the Firm acquired in the secondary market. That dialogue may be focused on existing portfolio companies, potential new buy-out or M&A opportunities. OHA believes that this frequency of dialogue not only enhances its relationships, but also positions it to engage early when the next financing opportunity arises.
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
2 As of December 31, 2025.
3 AUM estimated as of December 31, 2025. Refers to the discretionary and non-discretionary assets of investment advisory clients, including co-investment advisory clients, and of certain tactical relationships to which OHA provides management, advisory or sourcing and administrative services. AUM includes net asset value, drawn and undrawn debt at the portfolio level, portfolio value and/or unfunded capital as applicable. AUM uses USD exchange rates as of the applicable month-end for any non-USD-denominated assets. For the CLOs OHA manages, OHA’s AUM is equal to the initial principal of collateral adjusted for paydowns. Additional information on the AUM calculation methodology is available upon request. Private, Opportunistic, Structured and Public are based on the primary strategy of each investment vehicle and/or account, each of which may invest in multiple asset classes. The AUM provided here is distinct from regulatory assets under management (as reported on the Form ADV), GIPS assets under management calculations, and capital under management. Totals may not add due to rounding.

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

Co-Investment Relief

On July 18, 2025, the Company and the Adviser received an order from the SEC providing new and updated co-investment exemptive relief (the “2025 Co-Investment Order”) to allow certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates to participate in negotiated co-investment transactions where doing so is consistent with regulatory requirements and other pertinent factors and pursuant to the conditions of the 2025 Co-Investment Order. The 2025 Co-Investment Order, which supersedes the co-investment order issued to the Company and the Adviser on August 21, 2023, is a new form of co-investment exemptive relief that requires that allocations be “fair and equitable” to the Company and requires the Board to approve certain co-investment transactions. The Company may determine to participate or not to participate in co-investment transactions, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on its investment strategy). The Board will be provided with reports or other information requested by the Board related to the Company’s participation in co-investment transactions.
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

When we determine our NAV as of the last day of a month that is not also the last day of a calendar quarter, the Adviser’s valuation team will prepare preliminary fair value estimates for each investment consistent with the methodologies set forth in the valuation policy. If an individual asset for which reliable market quotations are not readily available is known by the Adviser’s valuation team to have experienced a significant observable change4 since the most recent quarter end, an independent valuation firm may from time-to-time be asked by the Adviser’s valuation team to provide an independent fair value range for such asset. The independent valuation firm will provide a final range of values for each such investment to the Adviser’s Valuation Committee, along with analyses to support its valuation methodology and calculations.

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
4 A significant observable event generally refers to the material loss of physical assets, a payment default or payment deferral, a bankruptcy filing or a liquidity event relating to the interests held or the issuer.

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

If the Company failed to qualify as a RIC or failed to satisfy the 90% distribution requirement in any taxable year, the Company would be subject to U.S. federal income tax at the regular corporate rate on its taxable income (including distributions of net capital gain), even if such income were distributed to its Members, and all distributions out of earnings and profits would be taxed to Members as ordinary dividend income. Such distributions generally would be eligible (i) to be treated as “qualified dividend income” in the case of individual and other non-corporate Members and (ii) for the dividends received deduction in the case of corporate Members. In addition, the Company could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.

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
The Company is Subject to Risks Relating to Technology Systems.  The Company depends on the Adviser to develop and implement appropriate systems for its activities.  The Company may rely on computer programs to evaluate certain securities and other investments, to monitor their portfolios, to trade, clear and settle securities transactions and to generate asset, risk management and other reports that are utilized in the oversight of the Company’s activities.  In addition, certain of the Company’s and the Adviser’s operations interface with or depend on systems operated by third parties, including loan servicers, custodians and administrators, and the Adviser may not always be in a position to verify the risks or reliability of such third-party systems.  For example, the Company and the Adviser generally expect to provide statements, reports, notices, updates, requests and any other communications in electronic form, such as e-mail or posting on a web-

based reporting site or other internet service, in lieu of or in addition to sending such communications as hard copies via fax or mail.  These programs or systems may be subject to certain defects, failures or interruptions, including, but not limited to, those caused by ‘hacking’ or other security breaches, computer ‘worms,’ viruses and power failures.  Such failures could cause settlement of trades to fail, lead to inaccurate accounting, recording or processing of trades and cause inaccurate reports, which may affect the Company’s ability to monitor its investment portfolio and its risks.  Any such defect or failure could cause the Company to suffer financial loss, disruption of its business, liability to clients or third parties, regulatory intervention or reputational damage.
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

Various social and political tensions around the world may contribute to increased market volatility, may have long-term effects on the worldwide financial markets and may cause further economic uncertainties worldwide. There can be no assurance these market conditions will not occur or worsen in the future, including as a result of the United Kingdom leaving the European Union, the Russia-Ukraine war, ongoing conflicts in the Middle East, outbreaks of disease epidemics and pandemics such as the avian influenza and the coronavirus (COVID-19), rising interest rates or renewed inflationary pressure.
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
The Company is Subject to Risks Relating to Distributions.  The Company intends to pay quarterly distributions to Members out of assets legally available for distribution. The Company cannot guarantee that it will achieve investment results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions. If the Company is unable to satisfy the asset coverage test applicable to it as a BDC, or if the Company violates certain debt financing agreements, its ability to pay distributions to Members could be limited. All distributions will be paid at the discretion of the Company’s Board and will depend on the Company’s earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations, compliance with debt financing agreements and such other factors as the Board may deem relevant from time to time. The distributions the Company pays to investors in a year may exceed the Company’s current and accumulated earnings and profit and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.
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

Our Business and Operations May Be Negatively Affected by Risks Relating to the Use of Artificial Intelligence. Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, “AI”), and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other non-U.S. jurisdictions are applying, or are considering applying, their platform moderation, cybersecurity, and data protection laws to AI or are considering general legal frameworks for AI, such as the European Union Artificial Intelligence Act. While the Adviser does not use AI at this time to make investment recommendations, the use of AI could exacerbate or create new and unpredictable risks to our business, including by potentially significantly disrupting the markets in which we operate or subjecting us and the Adviser to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of the Company and the Adviser. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by the Adviser.

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
Deflation risk is the risk that prices throughout the economy decline over time. Deflation may have an adverse effect on the creditworthiness of issuers and may make issuer default more likely, which may result in a decline in the value of the Company’s assets.
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

The Company May Be Subject to Risks Related to Investments in Companies in the Software Industry. The software industry can be significantly affected by intense competition, aggressive pricing, technological innovations, and product obsolescence. Companies in the software industry are subject to significant competitive pressures, such as aggressive pricing, new market entrants, competition for market share, short product cycles due to an accelerated rate of technological developments and the potential for limited earnings and/or falling profit margins. These companies also face the risks that new services, equipment or technologies will not be accepted by consumers and businesses or will become rapidly obsolete. These factors can affect the profitability of these companies and, as a result, the value of their securities. Also, patent protection is integral to the success of many companies in this industry, and profitability can be affected materially by, among other things, the cost of obtaining (or failing to obtain) patent approvals, the cost of litigating patent infringement and the loss of patent protection for products (which significantly increases pricing pressures and can materially reduce profitability with respect to such products). In addition, many software companies have limited operating histories. Prices of these companies’ securities historically have been more volatile than other securities, especially over the short term.
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
The Company May Experience Difficulty with Paying Required Distributions.  For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.
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

If We Are Not Treated as a “Publicly Offered Regulated Investment Company,” as Defined in the Code, Our Members That Are Individuals, Trusts or Estates Will Be Taxed as Though They Received a Distribution of Some of Our Expenses. Until and unless we are treated as a “publicly offered regulated investment company” as a result of either (1) our Shares being held by at least 500 persons at all times during a taxable year, (2) our Shares being continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (3) our Shares being treated as regularly traded on an established securities market, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. shareholder’s allocable share of the management and incentive fees paid to our investment adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. Miscellaneous itemized deductions generally are not deductible by a U.S. shareholder that is an individual, trust or estate.
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

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025, management is not aware of any pending or threatened material litigation.

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
Holders
As of March 12, 2026, we had three Members of record of the Company’s Shares.
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

The following table summarizes our distributions declared and payable for the year ended December 31, 2025 (dollar amounts in thousands, except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share(1)	Total Distributions
March 4, 2025	March 12, 2025	March 14, 2025	$0.23	$10,552
April 28, 2025	April 28, 2025	June 2, 2025	$0.20	8,944
July 30, 2025	July 30, 2025	August 15, 2025	$0.20	9,165
October 30, 2025	October 31, 2025	November 14, 2025	$0.20	8,945
December 29, 2025	December 31, 2025	January 30, 2026	$0.25	$11,249
Total				$48,855
(1) Includes capital gain distributions of $0.1697 per for share for the January 30, 2026 distribution payment.

The following table summarizes our distributions declared and payable for the year ended December 31, 2024 (dollar amounts in thousands, except per share amounts):

Date Declared	Record Date	Payment Date	Amount Per Share(1)	Total Distributions
March 6, 2024	March 6, 2024	March 22, 2024	$0.20	$7,625
May 2, 2024	May 8, 2024	May 22, 2024	$0.25	9,769
July 30, 2024	June 28, 2024	August 16, 2024	$0.24	9,349
November 6, 2024	November 7, 2024	November 15, 2024	$0.47	19,596
Total				$46,339
(1) Includes capital gain distributions of $0.2329 per share for the November 15, 2024 distribution payment.

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

Recent Sales of Unregistered Securities

As of December 31, 2025, the Company has issued 44,724,135 shares for net proceeds of $460.3 million. No additional shares were issued during the years ended December 31, 2025.

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
Revenues

We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. As of December 31, 2025 and as of December 31, 2024, 99.6% and 99.8% of our debt investments based on fair value in our portfolio were at floating rates, respectively. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.
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

Portfolio and Investment Activity
As of December 31, 2025 and December 31, 2024, based on fair value, our portfolio consisted of 98.6% and 98.5% first lien debt investments, respectively, 1.4% and 1.5% second lien debt investments, respectively, and 0.0% and 0.0% preferred equity investments, respectively.
As of December 31, 2025 and December 31, 2024, we had investments in 84 and 61 portfolio companies with an aggregate fair value of approximately $421.2 million and $423.4 million, respectively.
Our investment activity for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Total investments, beginning of year	$420,729	$318,837	149,464
New investments purchased(1)	80,160	209,849	194,717
Net accretion of discount on investments	1,763	3,051	1,326
Net realized gain (loss) on investments	269	187	68
Investments sold or repaid	(81,525)	(111,195)	(26,738)
Total investments, end of year	$421,396	$420,729	$318,837
(1) Purchases include PIK interest, if applicable.

The following table presents certain selected information regarding our investment portfolio:

	As of
	December 31, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at amortized cost (1)	9.7%	10.8%
Weighted average yield on debt and income producing investments, at fair value (1)	9.7%	10.7%
Number of portfolio companies	84	61
Weighted average EBITDA (2)	$264.6	$239.0
Average loan-to-value (LTV) (3)	43.1%	40.8%
Percentage of debt investments bearing a floating rate, at fair value	99.6%	99.8%
Percentage of debt investments bearing a fixed rate, at fair value	0.4%	0.2%
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

Our investments consisted of the following:

	As of
	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$415,096	$415,252	$414,659	$417,230
Second Lien Debt	6,192	5,877	6,070	6,200
Preferred Equity	108	108	—	—
Total Investments	$421,396	$421,237	$420,729	$423,430
As of December 31, 2025 and December 31, 2024, there were no investments on non-accrual status.
The tables below describe investments by industry composition based on fair value as of December 31, 2025 and December 31, 2024:

December 31, 2025
Services: Business	20.0%
High Tech	12.8%
Healthcare, Education and Childcare	12.7%
Capital Equipment	7.1%
Finance	6.5%
Media: Diversified & Production	5.4%
Consumer Goods: Durable	4.8%
Insurance	4.4%
Services: Consumer	4.2%
Chemicals, Plastics and Rubber	4.0%
Automobile	3.7%
Aerospace and Defense	3.4%
Printing and Publishing	3.3%
Construction & Building	2.4%
Retail Stores	1.7%
Buildings and Real Estate	1.6%
Containers, Packaging and Glass	1.0%
Ecological	0.8%
Utilities: Water	0.2%
Telecommunications	—%
Total	100.0%

December 31, 2024
Services: Business	17.9%
High Tech	11.8%
Healthcare, Education and Childcare	10.3%
Insurance	7.7%
Capital Equipment	6.3%
Services: Consumer	6.2%
Finance	5.9%
Chemicals, Plastics and Rubber	5.5%
Consumer Goods: Durable	4.9%
Media: Diversified & Production	4.5%
Aerospace and Defense	3.4%
Printing and Publishing	3.3%
Automobile	3.3%
Construction & Building	1.6%
Technology & Electronics	1.6%
Retail Stores	1.6%
Buildings and Real Estate	1.4%
Broadcasting and Entertainment	1.2%
Containers, Packaging and Glass	0.9%
Ecological	0.7%
Total	100%

The tables below describe investments by geographic composition based on fair value as of December 31, 2025 and December 31, 2024:

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$388,433	$387,169	91.9%	83.2%
United Kingdom	13,484	13,501	3.2	2.9
Germany	12,644	13,554	3.2	2.9
Canada	6,835	7,013	1.7	1.5
Total	$421,396	$421,237	100.0%	90.5%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$378,303	$381,519	90.1%	87.4%
United Kingdom	13,554	13,553	3.2	3.1
Germany	12,129	11,860	2.8	2.7
Switzerland	9,955	9,863	2.3	2.3
Canada	6,788	6,635	1.6	1.5
Total	$420,729	$423,430	100.0%	97.0%
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

•Risk Rating 5 - Investments with a score of 5 mean the borrower is performing substantially below expectations and indicates that the loan’s risk has increased substantially since origination, acquisition, or restructure. Most or all of the debt covenants are out of compliance and payments are substantially delinquent.

The below table summarizes the Risk Ratings as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Risk Rating 1	$42,549	10.1%	$77,027	18.2%
Risk Rating 2	334,306	79.4	328,923	77.7
Risk Rating 3	44,382	10.5	17,480	4.1
Risk Rating 4	—	—	—	—
Risk Rating 5	—	—	—	—
Total investments	$421,237	100.0%	$423,430	100.0%
The weighted average Risk Rating of our debt investment portfolio was 2.00 and 1.86 as of December 31, 2025 and December 31, 2024, respectively, and there were no debt investments assigned a Risk Rating of 4 or 5 as of December 31, 2025 and December 31, 2024.

Results of Operations
The following table represents the operating results:

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Total investment income	$45,863	$50,603	$29,406
Net expenses	10,182	10,883	8,107
Net investment income (loss)	35,681	39,720	21,299
Net realized gain (loss)	3,247	(11,572)	11,991
Net unrealized appreciation (depreciation)	39,300	(26,410)	2,197
Net increase (decrease) in net assets resulting from operations	$78,228	$1,738	$35,487
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income
Investment income was as follows:

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Interest income	$45,023	$47,735	$27,257
Other income	840	2,868	2,149
Total investment income	$45,863	$50,603	$29,406

For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, total investment income was approximately $45.9 million, $50.6 million, and $29.4 million, respectively. The size of our investment portfolio at fair value as of December 31, 2025 and as of December 31, 2024 was approximately $421.2 million and $423.4 million, respectively. Our weighted average yield on debt and income producing investments at fair value as of December 31, 2025 and as of December 31, 2024, was 9.7% and 10.7%, respectively, which is also the total weighted average yield on total investments.

For the year ended December 31, 2025, the Company recognized $1,162 of non-recurring revenue from accelerated original issue discount and miscellaneous fees.

Expenses
Expenses were as follows:

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Management fees	$3,011	$2,777	$1,698
Income incentive fee	5,010	5,618	3,064
Capital gains incentive fee	—	—	1,183
Professional fees	987	1,150	896
Board of Managers fees	212	211	210
Administrative services expenses	577	358	352
Amortization of offering costs	—	—	382
Other general & administrative	994	1,092	1,315
Total expenses before taxes	10,791	11,206	$9,100
Incentive fee waiver	(609)	(395)	(1,032)
Excise tax	—	72	39
Total expenses	$10,182	$10,883	8,107

Management Fees
For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, management fees were approximately $3.0 million, $2.8 million, and $1.7 million, respectively. As of December 31, 2025 and December 31, 2024, $0.8 million and $0.8 million, respectively, remained payable. Management fees are payable monthly in arrears at an annual rate of 0.65% of the value of our net assets as of the beginning of the first calendar day of the applicable month.

Income Based Incentive Fees

For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, income based incentive fees were approximately $5.0 million, $5.6 million, and $3.1 million, respectively, before incentive fees waivers. For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, the Adviser waived $0.6 million, $0.4 million, and $1.0 million in income incentive fees in accordance with the annual Operating Expense Cap (as defined in Note 2). As of December 31, 2025 and December 31, 2024, approximately $4.4 million and $5.2 million, respectively, of income based incentive fees remained payable.
Capital Gains Incentive Fees
For the years ended December 31, 2025 and December 31, 2024, the Company incurred no capital gains incentive fees. For the year ended December 31, 2023, the Company incurred $1.2 million capital gains incentive fees. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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

Total other expenses were approximately $2.8 million, $2.8 million, and $3.2 million for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, primarily comprised of approximately $1.0 million, $1.2 million, and $0.9 million of professional fees (including legal, audit, and tax) and approximately $1.0 million, $1.1 million, and $1.3 million of other general and administrative expenses (including insurance, research, and other allocated costs), respectively.
Under the terms of the Administration Agreement and the Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, the Administrator charged $0.5 million, $0.4 million, and $0.0 million, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.
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

For the year ended December 31, 2025, we incurred $0.0 million of U.S. federal excise tax. For the year ended December 31, 2024, we incurred $0.1 million of U.S. federal excise tax. For the year ended December 31, 2023, we incurred $0.0 million of U.S. federal excise tax.
Net Realized Gain (Loss)
The realized gains and losses were comprised of the following:

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net realized gain (loss) on investments	$269	$187	$68
Net realized gain (loss) on foreign currency transactions	743	(383)	1,145
Net realized gain (loss) on foreign currency forward contracts	2,235	(11,376)	10,778
Net realized gain (loss)	$3,247	$(11,572)	$11,991

For the year ended December 31, 2025, we generated a $3.2 million net realized gain which was primarily comprised of realized activity on foreign currency forward contracts and foreign currency transactions. For the years ended December 31, 2024 and December 31, 2023, we generated a net realized loss of approximately $11.6 million and a net realized gain of $12.0 million, respectively, which was primarily comprised of realized activity on foreign currency forward contracts and foreign currency transactions during these periods. For the years ended December 31, 2025,

December 31, 2024, and December 31, 2023, the net realized movement on foreign currency forward contracts was mainly due to EUR forward contracts.

Net Change in Unrealized Appreciation (Depreciation)
Net change in unrealized appreciation (depreciation) was comprised of the following:

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net change in unrealized appreciation (depreciation) on investments	$(2,860)	$(2,758)	$5,337
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	42,160	(23,652)	(3,140)
Net change in unrealized appreciation (depreciation)	$39,300	$(26,410)	$2,197
For the year ended December 31, 2025, net unrealized appreciation were driven by unrealized appreciation on foreign currency forward contracts. For the year ended December 31, 2024, net unrealized depreciation were primarily due to depreciation on the foreign currency forward contracts and unrealized depreciation on investments due to negative valuation adjustments.
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
There were no outstanding borrowings as of December 31, 2025 and December 31, 2024. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

As of December 31, 2025, cash taken together with our uncalled capital commitments of $156.6 million, is expected to be sufficient for our investing activities and to conduct our operations.

As of December 31, 2025, we had approximately $42.4 million in cash. During the year ended December 31, 2025, we provided approximately $37.1 million in cash for operating activities, primarily due to an increase of $78.2 million in net assets resulting from operations and proceeds from sales and principal repayments of $81.5 million partially offset by investment purchases of $78.6 million and unrealized appreciation on foreign currency forward contracts of $42.2 million. Cash used in financing activities was approximately $36.9 million during the year ended December 31, 2025, which was primarily due to $37.6 million of distributions paid.
As of December 31, 2024, we had approximately $42.2 million in cash. During the year ended December 31, 2024, we used $89.2 million in cash for operating activities, primarily due to investment purchases of $209.0 million partially offset by sales and principal repayments of $111.2 million. Cash provided by financing activities was approximately $14.2 million during the year ended December 31, 2024, which was primarily due to proceeds from issuance of common shares of $60.9 million during the period, offset by $46.3 million of distributions paid.

Equity
Subscriptions and Drawdowns

As of December 31, 2025 and December 31, 2024, we had 44,724,135 of Shares issued and outstanding with a par value of $0.01 per Share.
We have entered into subscription agreements with investors providing for the private placement of our Shares. Under the terms of the subscription agreements, each investor is required to fund drawdowns to purchase our Shares up to the amount of their respective Capital Commitment on an as-needed basis each time our Adviser delivers a capital call notice to such investor.

The following table summarizes capital activity during the years ended December 31, 2025:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of year	44,724,135	$447	$459,283	$7,178	$(7,213)	$(23,405)	$436,290
Common Shares issued	—		—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	35,681	—	—	35,681
Net realized gain (loss)	—	—	—	—	3,247	—	3,247
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(2,860)	(2,860)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	42,160	42,160
Distributions declared	—	—	—	(41,265)	(7,590)	—	(48,855)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	99	(99)	—	—
Balance, end of year	44,724,135	$447	$459,283	$1,693	$(11,655)	$15,895	$465,663
The following table summarizes capital activity during the year ended December 31, 2024:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	38,954,613	$390	$398,535	$6,522	$11,561	$3,005	$420,013
Common Shares issued	5,769,522	57	60,821	—	—	—	60,878
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	39,720	—	—	39,720
Net realized gain (loss)	—	—	—	—	(11,572)	—	(11,572)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(2,758)	(2,758)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(23,652)	(23,652)
Distributions declared	—	—	—	(36,582)	(9,757)	—	(46,339)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	(73)	(2,482)	2,555	—	—
Balance, end of period	44,724,135	$447	$459,283	$7,178	$(7,213)	$(23,405)	$436,290

The following table summarizes capital activity during the year ended December 31, 2023:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	18,648,373	$186	$186,232	$539	$—	$808	$187,765
Common Shares issued	20,306,240	204	212,724	—	—	—	212,928
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	21,299	—	—	21,299
Net realized gain (loss)	—	—	—	—	11,991	—	11,991
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	5,337	5,337
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(3,140)	(3,140)
Distributions declared	—	—	—	(15,481)	(686)	—	(16,167)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	(421)	165	256	—	—
Balance end of period	38,954,613	$390	$398,535	$6,522	$11,561	$3,005	$420,013

Distributions

We expect to pay quarterly distributions. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared during the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share(1)	Total Distributions
March 4, 2025	March 12, 2025	March 14, 2025	$0.23	$10,552
April 28, 2025	April 28, 2025	June 2, 2025	$0.20	$8,944
July 30, 2025	July 30, 2025	August 15, 2025	$0.20	$9,165
October 30, 2025	October 31, 2025	November 14, 2025	$0.20	$8,945
December 29, 2025	December 31, 2025	January 30, 2026	$0.25	$11,249
Total				$48,855
(1) Includes capital gain distributions of $0.1697 per for share for the January 30, 2026 distribution payment.

The following table summarizes distributions declared during the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share(1)	Total Distributions
March 6, 2024	March 6, 2024	March 22, 2024	$0.20	$7,625
May 2, 2024	May 8, 2024	May 22, 2024	$0.25	$9,769
July 30, 2024	June 28, 2024	August 16, 2024	$0.24	9,349
November 6, 2024	November 7, 2024	November 15, 2024	$0.47	19,596
Total				$46,339
(1) Includes capital gain distributions of $0.2329 per for share for the November 15, 2024 distribution payment.

The following table summarizes distributions declared during the year December 31, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
June 2, 2023	June 6, 2023	June 8, 2023	$0.15	$3,222
August 8, 2023	August 31, 2023	September 15, 2023	$0.20	5,011
November 6, 2023	November 14, 2023	November 17, 2023	$0.20	7,934
Total				$16,167

Off-Balance Sheet Arrangements
Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2025 and December 31, 2024, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	December 31, 2025	December 31, 2024
Unfunded delayed draw commitments	$27,456	$35,950
Unfunded revolving commitments	28,576	28,764
Total unfunded commitments	$56,032	$64,714
Investor Commitments
As of December 31, 2025, the Company had $616.9 million in total capital commitments from investors, $156.6 million of which was undrawn. As of December 31, 2024, the Company had $543.8 million in total capital commitments from investors, $83.5 million of which was undrawn.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2025, management was not aware of any pending or threatened litigation.
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
Recent Developments

Appointment of Officers

On February 24, 2026, the Board appointed Amaka Dike as Chief Financial Officer of the Company effective as of the close of business on February 24, 2026. Mrs. Dike has primary responsibility for the financial oversight of OHA’s business development companies (BDCs), interval funds and related vehicles. She serves on the firm's risk committee. Prior to joining OHA, Ms. Dike was a Principal at The Carlyle Group Inc., where she oversaw financial operations for multiple direct lending and cross strategy funds. Earlier in her career, she was a Senior Manager in EY’s Financial Services audit practice, serving banking institutions and alternative investment managers. Ms. Dike holds a Master of Arts in Economics from Kent State University and a Bachelor of Business Administration in Accounting, summa cum laude, from West Virginia University. She is a Certified Public Accountant.

On February 24, 2026, the Board appointed Andrew Winer as President of the Company effective as of the close of business on February 24, 2026. Mr. Winer will also continue to serve as Chief Operating Officer of the Company. Mr. Winer focuses on new business developments and oversees the operation of OHA’s BDCs and similar vehicles. He has held senior roles in commercial real estate and finance at several firms and holds a B.B.A and Masters in Accounting from the University of Michigan.

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

As of December 31, 2025, 99.6% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	December 31, 2025
Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$13,311	$—	$13,311
Up 200 basis points	$8,874	$—	$8,874
Up 100 basis points	$4,437	$—	$4,437
Down 100 basis points	$(4,437)	$—	$(4,437)
Down 200 basis points	$(8,874)	$—	$(8,874)
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
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of OHA Senior Private Lending Fund (U) LLC and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2025 and 2024, by correspondence with custodians and brokers; when replies were not received from brokers, we performed other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2022.
Fort Worth, Texas
March 12, 2026

OHA Senior Private Lending Fund (U) LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	As of
	December 31, 2025	December 31, 2024
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments (cost of $421,396 and $420,729 at December 31, 2025 and December 31, 2024, respectively)	$421,237	$423,430
Cash	42,449	42,218
Interest receivable	3,463	3,831
Unrealized appreciation on foreign currency forward contracts	16,054	—
Receivable for investments sold	48	55
Total assets	$483,251	$469,534

LIABILITIES
Collateral payable on forward currency exchange contracts	—	160
Management fees payable	768	751
Income incentive fee payable	4,400	5,221
Distribution Payable	11,249	—
Unrealized depreciation on foreign currency forward contracts	—	26,106
Accrued expenses and other liabilities	1,171	1,006
Total liabilities	$17,588	$33,244

Commitments and contingencies (Note 8)

NET ASSETS
Common shares, $0.01 par value (44,724,135 and 44,724,135 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively)	447	447
Additional paid in capital	459,283	459,283
Distributable earnings (loss)	5,933	(23,440)
Total net assets	$465,663	$436,290
Total liabilities and net assets	$483,251	$469,534
Net asset value per share	$10.41	$9.76
See accompanying notes to the consolidated financial statements.

OHA Senior Private Lending Fund (U) LLC
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$45,023	$47,735	$27,257
Other income	840	2,868	2,149
Total investment income	$45,863	$50,603	$29,406

Expenses:
Management fees	3,011	2,777	$1,698
Income incentive fee	5,010	5,618	3,064
Capital gains incentive fee	—	—	1,183
Professional fees	987	1,150	896
Board of Managers fees	212	211	210
Administrative service expenses	577	358	352
Other general & administrative	994	1,092	1,315
Amortization of deferred offering costs	—	—	382
Total expenses	$10,791	$11,206	$9,100
Incentive fee waiver	(609)	(395)	(1,032)
Total expense, net of fee waivers	$10,182	$10,811	$8,068
Total investment income before taxes	$35,681	$39,792	$21,338
Excise tax expense	—	72	39
Net investment income	$35,681	$39,720	$21,299

Realized and unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	$269	187	$68
Foreign currency transactions	743	(383)	1,145
Foreign currency forward contracts	2,235	(11,376)	10,778
Net realized gain (loss)	$3,247	$(11,572)	$11,991

Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(2,860)	(2,758)	$5,337
Foreign currency forward contracts	42,160	(23,652)	(3,140)
Net unrealized appreciation (depreciation)	$39,300	$(26,410)	$2,197
Net realized and unrealized gain (loss)	$42,547	$(37,982)	$14,188
Net increase (decrease) in net assets resulting from operations	$78,228	$1,738	$35,487

Weighted average common shares outstanding	44,724,135	41,073,741	25,556,166
See accompanying notes to the consolidated financial statements.

OHA Senior Private Lending Fund (U) LLC
Consolidated Statements of Changes in Net Assets
(in thousands)

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Operations:
Net investment income	$35,681	$39,720	$21,299
Net realized gain (loss)	3,247	(11,572)	$11,991
Net change in unrealized appreciation (depreciation)	39,300	(26,410)	$2,197
Net increase (decrease) in net assets resulting from operations	$78,228	$1,738	$35,487

Share transactions:
Common shares issued	$—	$60,878	$212,928
Distributions to common shareholders	(48,855)	(46,339)	(16,167)
Net increase (decrease) from share transactions	$(48,855)	$14,539	$196,761
Total increase (decrease) in net assets	$29,373	$16,277	$232,248
Net Assets, beginning of year	436,290	420,013	187,765
Net Assets, end of year	$465,663	$436,290	$420,013
See accompanying notes to the consolidated financial statements.

OHA Senior Private Lending Fund (U) LLC
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$78,228	$1,738	$35,487
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	2,860	2,758	(5,337)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(42,160)	23,652	3,140
Net realized (gain) loss on investments	(269)	(187)	(68)
Net realized (gain) loss on foreign currency transactions	(743)	383	(1,145)
Net realized (gain) loss on foreign currency forward contracts	(2,235)	11,376	(10,778)
Payment-in-kind interest	(1,571)	(875)	(6)
Net accretion of discount and amortization of premium	(1,763)	(3,051)	(1,326)
Amortization of deferred offering costs	—	—	382
Purchases of investments	(78,589)	(208,974)	(194,711)
Proceeds from sale of investments and principal repayments	81,525	111,195	26,738
Proceeds from settlement of foreign currency forward contracts	2,235	(11,376)	10,778
Increase (decrease) in assets and liabilities:
Interest receivable	368	(1,894)	(1,937)
Receivable for investments sold	7	1,847	(1,902)
Payable for investments purchased	—	(74)	(149,390)
Collateral on forward currency exchange contracts	(160)	(17,430)	17,590
Management fee payable	17	(264)	982
Income incentive fee payable	(821)	3,189	2,032
Capital gains incentive fee payable	—	(1,183)	1,183
Board of Managers fee payable	—	—	(33)
Accrued expenses and other liabilities	165	(23)	272
Net cash provided by (used in) operating activities	37,094	(89,193)	(268,049)

Cash flows from financing activities:
Proceeds from issuance of common shares, inclusive of change in receivable for issuance of common shares	—	60,878	212,928
Distributions paid in cash	(37,606)	(46,339)	(16,167)
Proceeds received from foreign currency settlement	743	(383)	1,145
Net cash provided by (used in) financing activities	(36,863)	14,156	197,906
Net increase (decrease) in cash and cash equivalents	231	(75,037)	(70,143)
Cash and cash equivalents, beginning of year	42,218	117,255	$187,398
Cash and cash equivalents, end of year	$42,449	$42,218	$117,255

Supplemental disclosure of cash flow information:
Receivable for issuance of common shares	$—	$—	$99,266
Distributions declared and payable	$11,249	$—	$—

See accompanying notes to the consolidated financial statements.

OHA Senior Private Lending Fund (U) LLC
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt
Aerospace and Defense
Evergreen IX Borrower 2023 LLC	(4) (5)	S +	4.75%		8.42%	9/30/2030	$5,322	$5,262	$5,322	1.14%
Evergreen IX Borrower 2023 LLC	(4) (5) (6)	S +	4.75%		8.42%	10/1/2029	599	(6)	—	—
Farsound Aviation Limited	(4) (5) (8)	S +	5.25%		9.09%	12/3/2031	5,238	5,194	5,186	1.11
Farsound Aviation Limited	(4) (5) (6) (8)	S +	5.25%		9.09%	12/3/2031	952	—	(10)	—
Mantech International CP	(4) (5)	S +	4.50%		8.29%	9/14/2029	3,678	3,632	3,678	0.79
Mantech International CP	(4) (5) (6)	S +	4.50%		8.29%	9/14/2029	106	(1)	—	—
Mantech International CP	(4) (5) (6)	S +	4.50%		8.29%	9/14/2028	444	(4)	—	—
STS Aviation Group	(4) (5) (6)	S +	5.00%		8.84%	10/8/2031	20	—	—	—
STS Aviation Group	(4) (5)	S +	5.00%		8.84%	10/8/2031	72	71	71	0.02
STS Aviation Group	(4) (5) (6)	S +	5.00%		8.84%	10/8/2030	8	6	6	—
								14,154	14,253	3.06
Automobile
FleetPride, Inc.	(4) (5)	S +	5.50%		9.36%	10/28/2031	1,490	1,479	1,479	0.32
Mammoth Holdings, LLC	(4) (5) (6)	S +	6.00%		9.72%	11/15/2029	909	218	205	0.04
Mammoth Holdings, LLC	(4) (5)	S +	6.00%		9.67%	11/15/2030	7,127	7,073	6,985	1.50
Mammoth Holdings, LLC	(4) (5)	S +	6.00%		9.94%	11/15/2030	1,792	1,778	1,755	0.38
Wheels Bidco, Inc.	(4) (5)	S +	5.50%		9.40%	11/3/2031	5,000	4,956	5,000	1.07
								15,504	15,424	3.31
Buildings and Real Estate
Associations, Inc.	(4) (5) (6)	S +	6.50%		10.66%	7/3/2028	286	—	—	—
Associations, Inc.	(4) (5) (6)	S +	6.50%		10.66%	7/3/2028	355	152	152	0.03
Associations, Inc.	(4) (5)	S +	6.50%		10.66%	7/3/2028	4,546	4,545	4,548	0.98
Associations, Inc.	(4) (5)			(14.25% PIK)	14.25%	5/3/2030	326	325	326	0.07
Associations, Inc.	(4) (5)			(14.25% PIK)	14.25%	5/3/2030	852	851	852	0.18
Service Logic	(4) (5)	S +	4.50%		8.21%	12/16/2032	905	903	903	0.20
Service Logic	(4) (5) (6)	S +	4.50%		8.21%	12/16/2032	250	—	(1)	—
Service Logic	(4) (5) (6)	S +	4.50%		8.21%	12/16/2032	125	(1)	—	—
								6,775	6,780	1.46
Capital Equipment
AI Titan Parent Inc.	(4) (5) (6)	S +	4.50%		8.32%	8/29/2031	1,557	349	346	0.07
AI Titan Parent Inc.	(4) (5) (6)	S +	4.50%		8.22%	8/29/2031	973	(4)	(2)	—

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
AI Titan Parent Inc.	(4) (5)	S +	4.50%		8.22%	8/29/2031	7,786	7,753	7,766	1.67
Ohio Transmission Corporation	(4) (5) (6)	S +	5.75%		9.42%	12/19/2029	1,000	694	700	0.15
Ohio Transmission Corporation	(4) (5) (6)	S +	5.75%		9.42%	12/19/2030	613	(5)	—	—
Ohio Transmission Corporation	(4) (5)	S +	5.75%		9.42%	12/19/2030	8,323	8,258	8,323	1.79
Pike Corp	(4) (5)	S +	4.50%		8.20%	12/20/2032	1,174	1,169	1,171	0.25
Pike Corp	(4) (5) (6)	S +	4.50%		8.20%	12/20/2032	170	(1)	—	—
Pike Corp	(4) (5) (6)	S +	4.50%		8.20%	12/20/2032	255	(1)	(1)	—
Truck-Lite Co., LLC	(4) (5)	S +	4.75%		8.48%	2/13/2032	11,235	11,144	11,179	2.40
Truck-Lite Co., LLC	(4) (5) (6)	S +	4.75%		8.48%	2/13/2031	1,156	(8)	(6)	—
Truck-Lite Co., LLC	(4) (5) (6)	S +	4.75%		8.45%	2/13/2032	415	239	240	0.05
								29,587	29,716	6.38
Chemicals, Plastics and Rubber
ASP Unifax Holdings, Inc.	(5) (7)	S +	7.75%	(4.75% PIK)	11.75%	9/28/2029	5,309	5,140	4,247	0.91
BCPE HIPH Parent, Inc.	(4) (5)	S +	5.75%		9.47%	10/7/2030	911	893	906	0.19
BCPE HIPH Parent, Inc.	(4) (5)	S +	5.75%		9.47%	10/7/2030	2,991	2,938	2,977	0.64
Meridian Adhesives Group, Inc.	(4) (5)	S +	6.00%		9.67%	9/3/2029	7,337	7,151	7,337	1.58
Meridian Adhesives Group, Inc.	(4) (5) (7)	S +	6.00%		9.67%	9/3/2029	1,247	1,216	1,247	0.27
Vantage Specialty Chemicals	(4) (5)	S +	6.75%	(2.75% PIK)	10.42%	8/29/2029	92	90	90	0.02
Vantage Specialty Chemicals	(4) (5) (6)	S +	6.25%		10.42%	3/1/2029	8	—	—	—
								17,428	16,804	3.61
Construction & Building
FloWorks International	(4) (5)	S +	4.75%		8.57%	11/26/2031	88	88	88	0.02
FloWorks International	(4) (5)	S +	4.75%		8.57%	11/26/2031	11	11	11	—
NRO Holdings III Corp.	(4) (5)	S +	5.25%		9.15%	7/15/2031	6,573	6,517	6,540	1.40
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%		9.01%	7/15/2031	2,078	1,286	1,286	0.28
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%		8.99%	7/15/2030	1,050	817	820	0.17
Orion Advisor Solutions, Inc.	(4) (5) (6)	S +	4.50%		8.34%	11/26/2032	396	—	(2)	—
Orion Advisor Solutions, Inc.	(4) (5)	S +	4.50%		8.34%	11/26/2032	1,204	1,200	1,199	0.26
								9,919	9,942	2.13
Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25% PIK)	11.13%	6/23/2028	690	679	617	0.13
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.25%	(3.25% PIK)	11.38%	6/23/2028	1,352	1,339	1,217	0.26
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25% PIK)	11.13%	6/23/2028	7,045	6,938	6,306	1.36
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25% PIK)	11.13%	6/23/2028	2,341	2,305	2,095	0.45
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25% PIK)	11.13%	6/23/2028	3,282	3,234	2,937	0.63
Poly-Wood, LLC	(4) (5) (6)	S +	4.88%		8.59%	3/20/2030	1,350	—	(7)	—
Poly-Wood, LLC	(4) (5) (6)	S +	4.88%		8.59%	3/20/2030	1,350	(11)	(7)	—
Poly-Wood, LLC	(4) (5) (7)	S +	4.88%		8.59%	3/20/2030	7,074	7,014	7,039	1.51
								21,498	20,197	4.34
Containers, Packaging and Glass

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread		Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Ascend Buyer LLC	(4) (5)	S +	5.25%	8.92%	9/29/2028	178	177	178	0.04
Ascend Buyer LLC	(4) (5) (6)	S +	5.25%	8.94%	9/29/2028	358	49	50	0.01
PPC Flexible Packaging	(4) (5)	S +	5.25%	8.92%	9/29/2028	3,977	3,932	3,977	0.85
ThermoSafe	(4) (5) (6)	S +	4.75%	8.60%	11/3/2032	33	—	—	—
ThermoSafe	(4) (5)	S +	4.75%	8.60%	11/3/2032	56	55	55	0.01
ThermoSafe	(4) (5) (6)	S +	4.75%	8.60%	11/3/2032	11	—	—	—
							4,213	4,260	0.91
Ecological
Rock Star Mergersub, LLC	(4) (5)	S +	5.25%	8.85%	12/15/2031	3,114	3,100	3,106	0.67
Rock Star Mergersub, LLC	(4) (5) (6)	S +	4.75%	8.61%	12/15/2031	420	114	115	0.02
Rock Star Mergersub, LLC	(4) (5) (6)	S +	4.75%	8.63%	12/15/2031	989	126	124	0.03
							3,340	3,345	0.72
Finance
Arax MidCo, LLC	(4) (5)	S +	5.00%	8.99%	4/11/2029	46	46	46	0.01
Arax MidCo, LLC	(4) (5) (6)	S +	5.00%	8.99%	4/11/2029	54	—	—	—
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.50%	8.22%	12/29/2028	5,837	5,804	5,837	1.25
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.50%	8.22%	12/29/2028	2,290	2,276	2,290	0.49
Beacon Pointe Advisors, LLC	(4) (5) (6)	S +	4.50%	8.22%	12/29/2027	627	(2)	—	—
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.50%	8.22%	12/29/2028	653	651	653	0.14
Cliffwater LLC	(4) (5)	S +	4.75%	8.47%	4/22/2032	5,986	5,942	5,971	1.28
Cliffwater LLC	(4) (5) (6)	S +	4.75%	8.47%	4/22/2032	1,009	(7)	(3)	—
Higginbotham Insurance Agency, Inc.	(4) (5)	S +	4.50%	8.22%	6/11/2031	2,480	2,480	2,480	0.53
Higginbotham Insurance Agency, Inc.	(4) (5) (6)	S +	4.50%	8.22%	6/11/2031	200	—	—	—
Higginbotham Insurance Agency, Inc.	(4) (5) (6)	S +	4.50%	8.22%	6/11/2031	314	—	—	—
Spectrum Automotive Holdings, Corp.	(4) (5) (6)	S +	4.25%	11.00%	6/29/2027	305	(3)	—	—
Spectrum Automotive Holdings, Corp.	(4) (5)	S +	5.25%	8.97%	6/29/2028	7,939	7,815	7,939	1.71
Spectrum Automotive Holdings, Corp.	(4) (5)	S +	5.25%	8.97%	6/29/2028	2,214	2,178	2,214	0.48
							27,180	27,427	5.89
Healthcare, Education and Childcare
Coding Solutions Acquisition Inc.	(4) (5)	S +	5.00%	8.72%	8/7/2031	4,846	4,808	4,798	1.03
Coding Solutions Acquisition Inc.	(4) (5) (6)	S +	5.00%	8.72%	8/7/2031	187	(2)	(2)	—
Coding Solutions Acquisition Inc.	(4) (5) (6)	S +	5.00%	8.72%	8/7/2031	420	(4)	(4)	—
Crown Health Care Laundry Services, LLC	(4) (5) (6)	S +	4.75%	8.48%	5/28/2031	14	—	—	—
Crown Health Care Laundry Services, LLC	(4) (5) (6)	S +	4.75%	8.48%	5/28/2031	12	—	—	—
Crown Health Care Laundry Services, LLC	(4) (5) (7)	S +	4.75%	8.48%	5/28/2031	74	73	73	0.01
Gateway US Holdings, Inc.	(4) (5)	S +	4.75%	8.42%	9/22/2028	3,202	3,202	3,202	0.69
Gateway US Holdings, Inc.	(4) (5) (6)	S +	4.75%	8.42%	9/22/2028	131	—	—	—
Gateway US Holdings, Inc.	(4) (5) (7)	S +	4.75%	8.42%	9/22/2028	167	167	167	0.04
Gateway US Holdings, Inc.	(4) (5) (7)	S +	4.75%	8.42%	9/22/2028	736	730	736	0.16
Medvet Associates LLC	(4) (5)	S +	4.75%	8.47%	6/25/2031	8,000	7,967	8,000	1.72

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate(2)	Maturity Date		Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Medvet Associates LLC	(4) (5) (6)	S +	4.75%		8.47%	6/25/2031		2,000	—	—	—
Modernizing Medicine Inc.	(4) (5) (7)	S +	4.75%	(2.25% PIK)	8.42%	4/30/2032		93	93	93	0.02
Modernizing Medicine Inc.	(4) (5) (6)	S +	4.75%	(2.25% PIK)	8.42%	4/30/2032		8	—	—	—
Mountain Parent,Inc.	(4) (5) (6)	S +	4.75%		8.42%	6/27/2031		774	(3)	(4)	—
Mountain Parent,Inc.	(4) (5) (6)	S +	4.75%		8.42%	6/27/2031		1,452	—	(7)	—
Mountain Parent,Inc.	(4) (5)	S +	4.75%		8.42%	6/27/2031		7,026	6,997	6,991	1.50
National Resilience LLC	(4) (5)			(8.00% PIK)	8.00%	7/23/2035		305	305	305	0.07
National Resilience LLC	(4) (5)	S +	8.25%		12.12%	11/21/2030		868	834	833	0.18
National Resilience LLC	(4) (5) (6)	S +	8.25%		12.12%	11/21/2030		496	(19)	(20)	—
National Resilience LLC	(4) (5) (6) (7)	S +	8.25%		12.12%	11/21/2030		331	—	—	—
Next Holdco, LLC	(4) (5) (6)	S +	5.25%		9.09%	11/9/2029		491	(4)	(2)	—
Next Holdco, LLC	(4) (5)	S +	5.25%		9.09%	11/12/2030		5,012	4,955	4,987	1.07
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	4.75%		8.59%	7/9/2032		617	(8)	(5)	—
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	4.50%		8.34%	7/9/2032		168	42	41	0.01
Packaging Coordinators Midco, Inc.	(4) (5)	S +	4.75%		8.59%	7/9/2032		7,340	7,245	7,285	1.56
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	4.75%		8.59%	7/9/2032		1,167	(12)	(9)	—
Packaging Coordinators Midco, Inc.	(4) (5)	SN +	4.75%		8.47%	7/9/2032	GBP	505	661	674	0.14
PetVet Care Centers, LLC	(4) (5)	S +	6.00%		9.72%	11/15/2030		10,490	10,410	9,756	2.09
PetVet Care Centers, LLC	(4) (5) (6)	S +	6.00%		9.84%	11/15/2029		1,396	132	42	0.01
Surmodics, Inc.	(4) (5)	S +	5.00%		8.88%	11/19/2032		1,204	1,195	1,195	0.26
Surmodics, Inc.	(4) (5) (6)	S +	5.00%		8.88%	11/19/2032		258	—	(2)	—
Surmodics, Inc.	(4) (5) (6)	S +	5.00%		8.88%	11/19/2031		138	(1)	(1)	—
TecoStar Holdings, Inc.	(4) (5)	S +	8.00%		11.93%	7/6/2029		4,285	4,218	4,285	0.92
Tyber Medical LLC	(4) (5) (6)	S +	5.00%		8.73%	6/14/2032		17	—	—	—
Tyber Medical LLC	(4) (5) (6)	S +	5.00%		8.73%	6/12/2031		8	4	4	—
Tyber Medical LLC	(4) (5) (6)	S +	5.00%		8.73%	6/12/2031		2	—	—	—
Tyber Medical LLC	(4) (5)	S +	5.00%		8.73%	6/14/2032		59	59	59	0.01
Tyber Medical LLC	(4) (5)	E +	5.00%		7.11%	6/14/2032	EUR	12	13	14	—
Tyber Medical LLC	(4) (5)	E +	5.00%		7.02%	6/12/2031	EUR	1	1	1	—
									54,058	53,485	11.49
High Tech
Banyan Software Holdings, LLC	(4) (5)	S +	5.50%		9.22%	1/2/2031		60	60	60	0.01
Banyan Software Holdings, LLC	(4) (5) (6)	S +	5.50%		9.22%	1/2/2031		7	—	—	—
Banyan Software Holdings, LLC	(4) (5)	S +	5.50%		9.22%	1/2/2031		32	32	32	0.01
CentralSquare Technologies, LLC	(4) (5) (6)	S +	5.75%		9.47%	4/12/2030		867	(8)	—	—
CentralSquare Technologies, LLC	(4) (5)	S +	5.75%		9.47%	4/12/2030		7,953	7,882	7,953	1.71
Chase Intermediate, LLC	(4) (5)	S +	4.75%		8.59%	10/30/2028		8,569	8,534	8,526	1.83
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%		8.42%	10/30/2028		433	161	162	0.03
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%		8.59%	10/30/2028		200	14	13	—

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate(2)	Maturity Date		Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Drivecentric Holdings LLC	(4) (5) (6)	S +	4.50%		8.17%	8/15/2031		50	—	—	—
Drivecentric Holdings LLC	(4) (5)	S +	4.50%		8.17%	8/15/2031		50	50	50	0.01
Eagan Sub, Inc.	(4) (5)	S +	4.25%		7.99%	9/8/2032		8,075	8,055	8,054	1.73
Eagan Sub, Inc.	(4) (5) (6)	S +	4.25%		7.99%	9/8/2032		2,019	—	(5)	—
Eagan Sub, Inc.	(4) (5) (6)	S +	4.25%		7.99%	9/8/2032		1,077	(3)	(3)	—
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%		8.98%	7/2/2031		1,826	710	711	0.15
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%		8.98%	7/2/2031		733	(2)	—	—
Everbridge Holdings, LLC	(4) (5)	S +	5.00%		8.98%	7/2/2031		7,260	7,245	7,260	1.56
Flexera Software, Inc.	(4) (5)	S +	4.50%		8.35%	8/16/2032		70	70	70	0.01
Flexera Software, Inc.	(4) (5)	E +	4.50%		6.43%	8/16/2032	EUR	21	25	25	0.01
Flexera Software, Inc.	(4) (5) (6)	S +	4.50%		8.35%	8/16/2032		5	—	—	—
Granicus, Inc.	(4) (5) (6)	S +	5.00%		8.84%	1/17/2031		384	(1)	—	—
Granicus, Inc.	(4) (5)	S +	5.50%	(2.00% PIK)	9.34%	1/17/2031		2,780	2,770	2,780	0.60
Granicus, Inc.	(4) (5)	S +	5.00%	(2.00% PIK)	8.84%	1/17/2031		412	412	412	0.09
Greenway Health, LLC	(4) (5)	S +	6.75%		10.42%	4/1/2029		8,997	8,876	8,997	1.93
Jeppesen	(4) (5)	S +	4.75%		8.59%	11/1/2032		742	739	739	0.16
Jeppesen	(4) (5) (6)	S +	4.75%		8.59%	11/1/2032		38	—	—	—
Maverick Bidco, Inc. (Mitratech)	(4) (5)	S +	4.75%		8.54%	12/2/2031		92	91	92	0.02
Maverick Bidco, Inc. (Mitratech)	(4) (5) (6)	S +	4.75%		8.54%	12/2/2031		4	—	—	—
Maverick Bidco, Inc. (Mitratech)	(4) (5) (6)	S +	4.75%		8.54%	12/2/2031		5	—	—	—
PDI TA Holdings, Inc.	(4) (5)	S +	5.50%		9.34%	2/3/2031		2,098	2,081	2,098	0.45
PDI TA Holdings, Inc.	(4) (5) (6)	S +	5.50%		9.34%	2/3/2031		173	126	127	0.03
									47,919	48,153	10.34
Insurance
Integrity Marketing Acquisition, LLC	(4) (5)	S +	5.00%		8.82%	8/25/2028		5,629	5,609	5,628	1.21
MAI Capital Management Intermediate, LLC	(4) (5)	S +	4.75%		8.42%	8/29/2031		2,758	2,746	2,744	0.59
MAI Capital Management Intermediate, LLC	(4) (5)	S +	4.75%		8.42%	8/29/2031		1,621	1,614	1,613	0.35
MAI Capital Management Intermediate, LLC	(4) (5) (6)	S +	4.75%		8.44%	8/29/2031		610	111	110	0.02
Shelf Bidco Ltd.	(4) (5) (8)	S +	5.00%		8.88%	8/21/2031		8,325	8,290	8,325	1.79
THG Acquisition, LLC	(4) (5)	S +	4.75%		8.47%	10/31/2031		74	74	74	0.01
THG Acquisition, LLC	(4) (5) (6)	S +	4.75%		8.47%	10/31/2031		17	5	5	—
THG Acquisition, LLC	(4) (5) (6)	S +	4.75%		8.47%	10/31/2031		8	1	1	—
									18,450	18,500	3.97
Media: Diversified & Production
Aurelia Netherlands Midco 2 B.V.	(4) (5) (8)	E +	4.75%		6.78%	5/29/2031	EUR	11,569	12,644	13,554	2.91
Circana Group, L.P.	(4) (5) (6)	S +	4.25%		7.97%	12/1/2028		1,014	(8)	—	—

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate(2)	Maturity Date		Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Circana Group, L.P.	(4) (5)	S +	4.25%		7.97%	12/3/2029		9,376	9,250	9,376	2.01
									21,886	22,930	4.92
Printing and Publishing
Recorded Books Inc.	(4) (5) (6)	S +	5.75%		9.57%	8/31/2028		1,160	(11)	—	—
Recorded Books Inc.	(4) (5)	S +	5.75%		9.57%	9/3/2030		14,053	13,871	14,053	3.02
									13,860	14,053	3.02
Retail Stores
New Look Vision Group, Inc.	(4) (5) (7) (8)	C +	5.25%		7.51%	5/26/2028	CAD	6,173	4,394	4,503	0.97
New Look Vision Group, Inc.	(4) (5) (6) (8)	C +	5.25%		7.49%	5/26/2028	CAD	850	210	216	0.05
New Look Vision Group, Inc.	(4) (5) (7) (8)	C +	5.25%		7.51%	5/26/2028	CAD	411	292	300	0.07
New Look Vision Group, Inc.	(4) (5) (8)	S +	5.25%		8.92%	5/26/2028		1,274	1,237	1,273	0.27
New Look Vision Group, Inc.	(4) (5) (7) (8)	C +	5.25%		7.51%	5/26/2028	CAD	789	561	576	0.12
New Look Vision Group, Inc.	(4) (5) (8)	S +	5.25%		8.92%	5/26/2028		145	141	145	0.03
									6,835	7,013	1.51
Services: Business
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	4.25%		7.97%	6/3/2030		2,273	(12)	—	—
Baker Tilly Advisory Group, LP	(4) (5)	S +	4.75%		8.47%	6/3/2031		9,856	9,796	9,856	2.12
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	4.25%		7.97%	6/3/2031		1,162	—	(6)	—
Baker Tilly Advisory Group, LP	(4) (5)	S +	4.25%		7.97%	6/3/2031		3,372	3,357	3,355	0.72
Deerfield Dakota Holding LLC	(4) (5)	S +	5.75%	(2.75%PIK)	9.42%	9/13/2032		5,624	5,597	5,596	1.20
Deerfield Dakota Holding LLC	(4) (5) (6)	S +	5.75%	(2.75% PIK)	9.42%	9/13/2032		523	(2)	(3)	—
ENTRUST Solutions Group	(4) (5) (7)	S +	4.75%		8.42%	12/17/2032		893	891	891	0.19
ENTRUST Solutions Group	(4) (5)	S +	4.75%		8.42%	12/17/2032		465	464	464	0.10
ENTRUST Solutions Group	(4) (5) (6)	S +	4.75%		8.44%	12/17/2032		140	24	24	0.01
FR Vision Holdings, Inc.	(4) (5)	S +	5.00%		8.87%	1/20/2031		1,096	1,091	1,091	0.23
FR Vision Holdings, Inc.	(4) (5) (6)	S +	5.00%		8.87%	1/20/2031		2,490	136	124	0.03
FR Vision Holdings, Inc.	(4) (5) (6)	S +	5.00%		8.87%	1/21/2030		580	(4)	(3)	—
FR Vision Holdings, Inc.	(4) (5)	S +	5.00%		8.87%	1/20/2031		2,302	2,285	2,291	0.49
FR Vision Holdings, Inc.	(4) (5)	S +	5.00%		8.87%	1/20/2031		7,072	7,016	7,036	1.51
GC Waves Holdings, Inc.	(4) (5)	S +	4.50%		8.22%	10/4/2030		7,301	7,171	7,282	1.56
GI Apple Midco LLC	(4) (5) (6)	S +	6.75%		10.47%	4/19/2029		1,133	497	510	0.11
GI Apple Midco LLC	(4) (5)	S +	6.75%		10.47%	4/19/2030		7,261	7,160	7,261	1.56
GI Apple Midco LLC	(4) (5)	S +	6.75%		10.47%	4/19/2030		175	174	175	0.04
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		8.82%	9/2/2031		1,467	278	275	0.06
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		8.93%	9/2/2031		587	(5)	(3)	—
Jensen Hughes Inc.	(4) (5)	S +	5.00%		8.93%	9/2/2031		5,191	5,146	5,165	1.11
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		8.93%	9/2/2031		342	—	(2)	—
NAVEX TopCo Inc	(4) (5)	S +	5.00%		8.91%	10/14/2032		48	48	48	0.01
NAVEX TopCo Inc	(4) (5) (6)	S +	5.00%		8.91%	10/14/2031		1	—	—	—

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
NAVEX TopCo Inc	(4) (5) (6)	S +	5.00%		8.91%	10/14/2032	23	—	—	—
OEConnection LLC	(4) (5)	S +	4.50%		8.23%	12/23/2032	57	57	57	0.01
OEConnection LLC	(4) (5) (6)	S +	4.50%		8.23%	12/23/2032	34	—	—	—
OEConnection LLC	(4) (5) (6)	S +	4.50%		8.23%	12/23/2032	9	—	—	—
Pave America LLC	(4) (5) (6)	S +	4.75%		8.42%	8/27/2032	679	201	200	0.04
Pave America LLC	(4) (5)	S +	5.25%	(2.88% PIK)	8.92%	8/27/2032	2,623	2,611	2,610	0.56
Pave America LLC	(4) (5) (6)	S +	4.75%	(2.88% PIK)	8.62%	8/27/2032	905	265	262	0.06
PT Intermediate Holdings III, LLC	(4) (5) (6)	S +	5.00%	(1.75% PIK)	8.67%	4/9/2030	198	—	—	—
PT Intermediate Holdings III, LLC	(4) (5) (7)	S +	5.00%	(1.75% PIK)	8.67%	4/9/2030	12,603	12,453	12,603	2.71
Rimkus Consulting Group Inc.	(4) (5) (6)	S +	5.25%		9.24%	4/1/2030	463	113	111	0.02
Rimkus Consulting Group Inc.	(4) (5)	S +	5.25%		9.24%	4/1/2031	3,418	3,397	3,384	0.73
Rimkus Consulting Group Inc.	(4) (5) (6)	S +	5.25%		9.24%	4/1/2031	865	206	198	0.04
STV Group, Inc.	(4) (5) (6)	S +	4.75%		8.47%	3/20/2031	1,250	—	—	—
STV Group, Inc.	(4) (5)	S +	4.75%		8.47%	3/20/2031	4,298	4,264	4,298	0.92
STV Group, Inc.	(4) (5) (6)	S +	4.75%		8.47%	3/20/2030	875	(7)	—	—
USIC Holdings Inc.	(4) (5)	S +	5.50%		9.32%	9/10/2031	8,346	8,310	8,304	1.78
USIC Holdings Inc.	(4) (5) (6)	S +	5.25%		9.07%	9/10/2031	1,073	498	497	0.11
USIC Holdings Inc.	(4) (5) (6)	S +	5.50%		9.32%	9/10/2031	508	283	281	0.06
								83,759	84,232	18.09
Services: Consumer
The Kleinfelder Group, Inc.	(4) (5)	S +	5.00%		8.84%	9/18/2030	12,310	12,306	12,310	2.65
The Kleinfelder Group, Inc.	(4) (5) (6)	S +	5.00%		8.84%	9/18/2028	1,643	(9)	—	—
The Kleinfelder Group, Inc.	(4) (5) (6)	S +	5.00%		8.84%	9/18/2030	2,457	1,308	1,308	0.28
W.A. Kendall and Company, LLC	(4) (5)	S +	5.75%		9.97%	4/22/2030	2	2	2	—
W.A. Kendall and Company, LLC	(4) (5) (6)	S +	5.75%		9.58%	4/22/2030	54	10	11	—
W.A. Kendall and Company, LLC	(4) (5)	S +	5.75%		10.38%	4/22/2030	36	36	36	0.01
W.A. Kendall and Company, LLC	(4) (5) (6)	S +	5.88%		9.90%	4/22/2030	7	4	4	—
Wrench Group LLC	(4) (5)	S +	4.75%		8.42%	9/3/2032	3,994	3,975	3,974	0.85
Wrench Group LLC	(4) (5) (6)	S +	4.75%		8.42%	9/3/2032	545	—	(3)	—
Wrench Group LLC	(4) (5) (6)	S +	4.75%		8.42%	9/3/2031	545	(3)	(3)	—
								17,629	17,639	3.79
Telecommunications
Omni Fiber, LLC	(4) (5)	S +	5.25%		9.21%	7/3/2029	6	6	6	—
Omni Fiber, LLC	(4) (5)	S +	5.25%		9.43%	7/3/2029	12	12	12	—
Omni Fiber, LLC	(4) (5) (6)	S +	5.25%		9.13%	7/3/2029	82	27	26	0.01
								45	44	0.01
Utilities: Water
United Flow Technologies	(4) (5) (6)	S +	4.50%		8.27%	12/6/2032	390	$—	$(2)	—%
United Flow Technologies	(4) (5)	S +	4.50%		8.27%	12/6/2032	1,064	$1,058	$1,058	0.23%

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
United Flow Technologies	(4) (5) (6)	S +	4.50%		8.27%	12/6/2032	146	(1)	(1)	—%
								1,057	1,055	0.23%

Total First Lien Debt								$415,096	$415,252	89.18%

Second Lien Debt
High Tech
Polaris Newco LLC	(4) (5)	S +	9.00%		12.92%	6/4/2029	6,200	6,093	5,778	1.24
								6,093	5,778	1.24
Services: Consumer
BCPE Empire Holdings, Inc.	(4) (5)	S +	5.25%		9.07%	12/31/2031	100	99	99	0.02
								99	99	0.02

Total Second Lien Debt								$6,192	$5,877	1.26%

Preferred Equity
Automobile
FleetPride, Inc.	(4) (5)			(14.50% PIK)	14.50%			98	98	0.02
FleetPride, Inc.	(4) (5)							10	10	—
								108	108	0.02

Total Preferred Equity								$108	$108	0.02%

Total Investments—non-controlled/non-affiliated								$421,396	$421,237	90.46%
Total Portfolio Investments								$421,396	$421,237	90.46%
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

Investments—non- controlled/non- affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
AI Titan Parent Inc.	Delayed Draw Term Loan	8/29/2031	$1,207	$(3)
AI Titan Parent Inc.	Revolver	8/29/2031	973	(2)
Arax MidCo, LLC	2025 Delayed Draw Term Loan	4/11/2029	53	—
Ascend Buyer LLC	2025 4th Amendment Revolver	9/29/2028	308	—
Associations, Inc.	2024 Special Purpose Delayed Draw Term Loan	7/3/2028	203	—
Associations, Inc.	2024 2nd Amendment Revolver	7/3/2028	286	—
Baker Tilly Advisory Group, LP	2025 Delayed Draw Term Loan	6/3/2031	1,162	(6)
Baker Tilly Advisory Group, LP	Revolver	6/3/2030	2,273	—
Banyan Software Holdings, LLC	2024 Revolver	1/2/2031	6	—
Beacon Pointe Advisors, LLC	2021 Revolver	12/29/2027	627	—
CentralSquare Technologies, LLC	2024 Revolver	4/12/2030	867	—
Chase Intermediate, LLC	2025 Delayed Draw Term Loan	10/30/2028	186	(1)
Chase Intermediate, LLC	2023 Revolver	10/30/2028	270	(1)
Circana Group, L.P.	2025 Revolver	12/1/2028	1,014	—
Cliffwater LLC	Revolver	4/22/2032	1,009	(3)
Coding Solutions Acquisition Inc.	2024 Delayed Draw Term Loan	8/7/2031	187	(2)
Coding Solutions Acquisition Inc.	2024 Revolver	8/7/2031	420	(4)
Crown Health Care Laundry Services, LLC	2025 Delayed Draw Term Loan	5/28/2031	12	—
Crown Health Care Laundry Services, LLC	2025 Revolver	5/28/2031	14	—
Deerfield Dakota Holding LLC	2025 Revolver	9/13/2032	523	(3)
Drivecentric Holdings LLC	2025 1st Amendment Delayed Draw Term Loan	8/15/2031	50	—
Eagan Sub, Inc.	Delayed Draw Term Loan	9/8/2032	2,019	(5)
Eagan Sub, Inc.	Revolver	9/8/2032	1,077	(3)
ENTRUST Solutions Group	2025 1st Amendment Incremental Revolver	12/17/2032	115	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2031	1,115	—
Everbridge Holdings, LLC	Revolver	7/2/2031	733	—
Evergreen IX Borrower 2023 LLC	Revolver	10/1/2029	599	—
Farsound Aviation Limited	2024 Delayed Draw Term Loan	12/3/2031	952	(10)
Flexera Software, Inc.	2025 Revolver	8/16/2032	5	—
FR Vision Holdings, Inc.	Delayed Draw Term Loan	1/20/2031	2,354	(12)
FR Vision Holdings, Inc.	Revolver	1/21/2030	580	(3)
Gateway US Holdings, Inc.	Revolver	9/22/2028	131	—
GI Apple Midco LLC	Revolver	4/19/2029	623	—
Granicus, Inc.	2024 Revolver	1/17/2031	384	—
Higginbotham Insurance Agency, Inc.	2025 6th Amendment Tranche A DDTL	6/11/2031	314	—
Higginbotham Insurance Agency, Inc.	2025 6th Amendment Tranche B DDTL	6/11/2031	200	—
Jensen Hughes Inc.	2024 Delayed Draw Term Loan	9/2/2031	1,184	(6)

Jensen Hughes Inc.	2024 1st Lien Delayed Draw Term Loan	9/2/2031	342	(2)
Jensen Hughes Inc.	2024 Revolver	9/2/2031	587	(3)
Jeppesen	Revolver	11/1/2032	38	—
MAI Capital Management Intermediate, LLC	Revolver	8/29/2031	497	(3)
Mammoth Holdings, LLC	2023 Revolver	11/15/2029	686	(14)
Mantech International CP	2025 1st Lien Delayed Draw Term Loan	9/14/2029	106	—
Mantech International CP	2025 Tranche A Revolver	9/14/2028	444	—
Maverick Bidco, Inc. (Mitratech)	2025 Delayed Draw Term Loan	12/2/2031	5	—
Maverick Bidco, Inc. (Mitratech)	2025 Revolver	12/2/2031	4	—
Medvet Associates LLC	Delayed Draw Term Loan	6/25/2031	2,000	—
Modernizing Medicine Inc.	Revolver	4/30/2032	8	—
Mountain Parent, Inc.	2024 Delayed Draw Term Loan	6/27/2031	1,452	(7)
Mountain Parent, Inc.	2024 Revolver	6/27/2031	774	(4)
National Resilience LLC	Delayed Draw Term Loan	11/21/2030	496	(20)
National Resilience LLC	Specified Delayed Draw Term Loan	11/21/2030	330	—
NAVEX TopCo Inc	Delayed Draw Term Loan	10/14/2032	23	—
NAVEX TopCo Inc	Revolver	10/14/2031	1	—
New Look Vision Group, Inc.	CAD Revolver	5/26/2028	408	(109)
Next Holdco, LLC	Revolver	11/9/2029	491	(2)
NRO Holdings III Corp.	Delayed Draw Term Loan	7/15/2031	782	(4)
NRO Holdings III Corp.	Revolver	7/15/2030	225	(1)
OEConnection LLC	2025 Delayed Draw Term Loan	12/23/2032	34	—
OEConnection LLC	2025 Revolver	12/23/2032	9	—
Ohio Transmission Corporation	2023 Delayed Draw Term Loan	12/19/2030	613	—
Ohio Transmission Corporation	2023 Revolver	12/19/2029	300	—
Omni Fiber, LLC	2025 Incremental Delayed Draw Term Loan	7/3/2029	55	(1)
Orion Advisor Solutions, Inc.	2025 Delayed Draw Term Loan	11/26/2032	396	(1)
Packaging Coordinators Midco, Inc.	2025 Refinancing Delayed Draw Term Loan	7/9/2032	1,167	(9)
Packaging Coordinators Midco, Inc.	2025 Initial Dollar SP Delayed Draw Term Loan	7/9/2032	126	(1)
Packaging Coordinators Midco, Inc.	2025 Revolver	7/9/2032	617	(5)
Pave America LLC	2025 Delayed Draw Term Loan	8/27/2032	639	(3)
Pave America LLC	2025 Revolver	8/27/2032	476	(2)
PDI TA Holdings, Inc.	2024 Revolver	2/3/2031	46	—
PetVet Care Centers, LLC	2023 Revolver	11/15/2029	1,257	(88)
Pike Corp	2025 Delayed Draw Term Loan	12/20/2032	255	(1)
Pike Corp	2025 Revolver	12/20/2032	170	—
Poly-Wood, LLC	Delayed Draw Term Loan	3/20/2030	1,350	(6)
Poly-Wood, LLC	Revolver	3/20/2030	1,350	(7)
PT Intermediate Holdings III, LLC	2024 Delayed Draw Term Loan	4/9/2030	198	—
Recorded Books Inc.	2023 Revolver	8/31/2028	1,160	—

Rimkus Consulting Group Inc.	Delayed Draw Term Loan	4/1/2031	659	(7)
Rimkus Consulting Group Inc.	Revolver	4/1/2030	347	(3)
Rock Star Mergersub, LLC	Delayed Draw Term Loan	12/15/2031	863	(2)
Rock Star Mergersub, LLC	Revolver	12/15/2031	304	(1)
Service Logic	Delayed Draw Term Loan	12/16/2032	250	(1)
Service Logic	Revolver	12/16/2032	125	—
Spectrum Automotive Holdings, Corp.	2021 Revolver	6/29/2027	305	—
STS Aviation Group	Delayed Draw Term Loan	10/8/2031	20	—
STS Aviation Group	Revolver	10/8/2030	2	—
STV Group, Inc.	2024 Delayed Draw Term Loan	3/20/2031	1,250	—
STV Group, Inc.	2024 Revolver	3/20/2030	875	—
Surmodics, Inc.	Delayed Draw Term Loan	11/19/2032	258	(2)
Surmodics, Inc.	Revolver	11/19/2031	138	(1)
The Kleinfelder Group, Inc.	2023 Delayed Draw Term Loan	9/18/2030	1,150	—
The Kleinfelder Group, Inc.	Revolver	9/18/2028	1,642	—
ThermoSafe	Delayed Draw Term Loan	11/3/2032	33	—
ThermoSafe	Revolver	11/3/2032	11	—
THG Acquisition, LLC	2024 Delayed Draw Term Loan	10/31/2031	12	—
THG Acquisition, LLC	2024 Revolver	10/31/2031	7	—
Truck-Lite Co., LLC	2025 Tranche A Delayed Draw Term Loan	2/13/2032	173	(1)
Truck-Lite Co., LLC	2025 Replacement Revolver	2/13/2031	1,156	(6)
Tyber Medical LLC	Delayed Draw Term Loan	6/14/2032	17	—
Tyber Medical LLC	USD Revolver	6/12/2031	4	—
Tyber Medical LLC	Multicurrency Revolver	6/12/2031	2	—
United Flow Technologies	Delayed Draw Term Loan	12/6/2032	390	(2)
United Flow Technologies	Revolver	12/6/2032	147	(1)
USIC Holdings Inc.	2024 Specified Delayed Draw Term Loan	9/10/2031	225	(1)
USIC Holdings Inc.	2024 Revolver	9/10/2031	570	(3)
Vantage Specialty Chemicals	2025 Revolver	3/1/2029	8	—
W.A. Kendall and Company, LLC	2025 7th Amendment Delayed Draw Term Loan	4/22/2030	44	—
W.A. Kendall and Company, LLC	Revolver	4/22/2030	3	—
Wrench Group LLC	2025 Delayed Draw Term Loan	9/3/2032	$545	$(2)
Wrench Group LLC	2025 Revolver	9/3/2031	$545	$(3)
			$56,032	$(393)
(7)Position or portion thereof unsettled as of December 31, 2025.
(8)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, non-qualifying assets totaled 7.05% of the Company’s total assets.

As of December 31, 2025, the estimated net unrealized loss for federal tax purposes was $0.6 million based on a tax basis of $437.9 million. As of December 31, 2025, the estimated aggregate gross unrealized loss for federal income tax purposes was $20.1 million and the estimated aggregate gross unrealized gain for federal income tax purposes was $19.4 million.

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
State Street Bank & Trust Company	U.S. Dollar 5,990	Canadian Dollar 8,200	3/19/2026	$(9)
State Street Bank & Trust Company	U.S. Dollar 14,068	Euro 11,900	3/19/2026	56
State Street Bank & Trust Company	U.S. Dollar 672	Great Britain Pound 500	3/19/2026	—
City National Bank	Euro 43,581	U.S. Dollar 49,662	3/31/2026	1,680
City National Bank	Euro 50,470	U.S. Dollar 61,593	12/31/2027	(868)
City National Bank	Euro 46,528	U.S. Dollar 56,420	12/31/2027	(438)
Macquarie Bank Limited	Euro 50,000	U.S. Dollar 56,270	6/30/2026	2,862
Macquarie Bank Limited	Euro 50,000	U.S. Dollar 56,500	9/30/2026	2,837
Natwest Markets PLC	Euro 100	U.S. Dollar 109	12/31/2026	10
Natwest Markets PLC	Euro 50,147	U.S. Dollar 54,720	12/31/2026	4,977
Natwest Markets PLC	Euro 32,195	U.S. Dollar 35,347	3/31/2027	3,081
Natwest Markets PLC	Euro 42,696	U.S. Dollar 48,238	6/30/2027	2,859
Natwest Markets PLC	Euro 41,650	U.S. Dollar 50,971	9/30/2027	(993)
				$16,054

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

The Investment Period commenced on the settlement date of the Company’s initial investment (January 4, 2023) and was scheduled to end on the third-anniversary thereof; provided, however, that the Investment Period may be extended by up to two (2) additional consecutive one-year periods, each subject to the approval of both the Board and Members holding a majority of the outstanding Shares. Members have the right to terminate the Investment Period and, in certain circumstances, dissolve the Company, as a result of a Cause Event (as defined in the Amended and Restated Limited Liability Company Agreement of the Company (as amended or restated from time to time, the “LLC Agreement”)). The Investment Period may also be suspended or terminate early if a “Key Person Event” (as defined in the LLC Agreement) occurs and is not cured. The Company has discretion as to when it calls capital from Members during the Investment Period (and under certain limited circumstances thereafter).

On September 29, 2025, the Board and the Members holding a majority of the outstanding Shares approved and authorized an extension of the Investment Period of the Company for an additional twelve-month period ending on January 4, 2027. As a result, the Company’s term will end on January 4, 2032.
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
Cash

Cash represents cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash with high credit-quality institutions to minimize credit risk exposure. As of December 31, 2025 and December 31, 2024, the Company did not hold any cash equivalents. As of December 31, 2025 and December 31, 2024, approximately $0.7 million and $0.8 million of the cash balances were denominated in a foreign currency, respectively.
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

Non-Accrual Loans
Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of December 31, 2025 and December 31, 2024, there were no loans placed on non-accrual status.
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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of December 31, 2025, the Company had no payables for investments purchased and had $48,000 receivables for investments sold. As of December 31, 2024, the Company had no payables for investments purchased and had $0.1 million of receivables for investments sold.
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
Foreign Currency Forward Contracts
The Company may enter into foreign currency forward contracts to reduce the exposure to foreign currency exchange rate fluctuations of the Company and its Members. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Forward foreign currency contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts is recorded on the consolidated statements of assets and liabilities on a gross basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts of foreign currency forward contract assets and liabilities are presented separately on the schedules of investments. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date.
Organization and Offering Expenses
Organizational costs, primarily for legal expenses associated with the establishment of the Company, are expensed as incurred.
Costs associated with the offering of Shares of the Company will be capitalized as deferred offering expenses and included as other assets on the Consolidated Statement of Assets and Liabilities and amortized over a twelve-month period from incurrence. As of December 31, 2025 and December 31, 2024, all offering costs were fully amortized, and the Company did not incur amortization of offering costs for the years ended December 31, 2025 and December 31, 2024.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2025. As applicable, the Company’s prior years remain subject to examination by U.S. federal, state and local tax authorities.
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
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09")," which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

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

For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, management fees were $3.0 million, $2.8 million, and $1.7 million, respectively, of which none were waived. As of December 31, 2025 and December 31, 2024, $0.8 million and $0.8 million , respectively, remained payable related to the base management fee accrued in management fee payable on the Consolidated Statements of Assets and Liabilities.
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
For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, income based incentive fees (before waivers) were $5.0 million, $5.6 million, and $3.1 million, respectively. For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, $0.6 million, $0.4 million, and $1.0 million of income incentive fees were waived in accordance with the annual Operating Expense Cap, respectively. As of December 31, 2025 and December 31, 2024, $4.4 million and $5.2 million related to the income based incentive fee had accrued and remained payable on the Consolidated Statements of Assets and Liabilities, respectively.
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

There were no capital gains based incentive fees for the years ended December 31, 2025 and December 31, 2024 and $1.2 million for the year ended December 31, 2023. As of December 31, 2025 and December 31, 2024, there were no payables related to the capital gains based incentive fee accrued in capital gains incentive fee payable on the Consolidated Statements of Assets and Liabilities.
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
For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, there were $0.5 million and $0.4 million, and $0.0 million, respectively, in expenses related to the Administrator that were included in other general and administrative expenses on the Consolidated Statements of Operations. As of December 31, 2025 and December 31, 2024, there were $0.2 million and $0.3 million of expenses related to the Administrator that were payable and included in “accrued expenses and other liabilities” in the Consolidated Statements of Assets and Liabilities.

The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, there were $0.6 million, $0.4 million, and $0.4 million, respectively, in expenses related to the sub-administrator which is included in administrative service expenses on the Consolidated Statements of Operations. As of December 31, 2025 and December 31, 2024, there were $0.4 million and $0.3 million of expenses related to the sub-administrator that were payable and included in “accrued expenses and other liabilities” in the Consolidated Statements of Assets and Liabilities. The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value as of December 31, 2025 and December 31, 2024 was as follows:

	December 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$415,096	$415,252	98.6%	$414,659	$417,230	98.5%
Second Lien Debt	6,192	5,877	1.4	6,070	6,200	1.5
Preferred Equity	108	108	—	—	—	—
Total investments	$421,396	$421,237	100.0%	$420,729	$423,430	100.0%
The industry composition of investments based on fair value as of December 31, 2025 and December 31, 2024 were as follows:

December 31, 2025
Services: Business	20.0%
High Tech	12.8
Healthcare, Education and Childcare	12.7
Capital Equipment	7.1
Finance	6.5
Media: Diversified & Production	5.4
Consumer Goods: Durable	4.8
Insurance	4.4
Services: Consumer	4.2
Chemicals, Plastics and Rubber	4.0
Automobile	3.7
Aerospace and Defense	3.4
Printing and Publishing	3.3
Construction & Building	2.4
Retail Stores	1.7
Buildings and Real Estate	1.6
Containers, Packaging and Glass	1.0
Ecological	0.8
Utilities: Water	0.2
Total	100.0%

December 31, 2024
Services: Business	17.9%
High Tech	11.8
Healthcare, Education and Childcare	10.3
Insurance	7.7
Capital Equipment	6.3
Services: Consumer	6.2
Finance	5.9
Chemicals, Plastics and Rubber	5.5
Consumer Goods: Durable	4.9
Media: Diversified & Production	4.5
Aerospace and Defense	3.4
Printing and Publishing	3.3
Automobile	3.3
Construction & Building	1.6
Technology & Electronics	1.6
Retail Stores	1.6
Buildings and Real Estate	1.4
Broadcasting and Entertainment	1.2
Containers, Packaging and Glass	0.9
Ecological	0.7
Total	100.0%

The geographic composition of investments at cost and fair value as of December 31, 2025 and December 31, 2024 was as follows:

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$388,433	$387,169	91.9%	83.2%
United Kingdom	13,484	13,501	3.2	2.9
Germany	12,644	13,554	3.2	2.9
Canada	6,835	7,013	1.7	1.5
Total	$421,396	$421,237	100.0%	90.5%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$378,303	$381,519	90.1%	87.4%
United Kingdom	13,554	13,553	3.2	3.1
Germany	12,129	11,860	2.8	2.7
Switzerland	9,955	9,863	2.3	2.3
Canada	6,788	6,635	1.6	1.5
Total	$420,729	$423,430	100.0%	97.0%
Note 5. Fair Value of Investments
The following tables present the fair value hierarchy of investments as of December 31, 2025 and December 31, 2024, categorized by the ASC 820 valuation hierarchy, as previously described:

	December 31, 2025
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$4,247	$411,005	$415,252
Second Lien Debt	—	—	5,877	5,877
Preferred Equity	—	—	108	108
Total investments	$—	$4,247	$416,990	$421,237

	December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$5,130	$412,100	$417,230
Second Lien Debt	—	—	6,200	6,200
Total investments	$—	$5,130	$418,300	$423,430

The following tables present the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the years ended December 31, 2025 and December 31, 2024:

	For the Year Ended
	December 31, 2025
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of year	$412,100	$6,200	$—	$418,300
Purchases of investments(1)	79,324	99	108	79,531
Proceeds from principal repayments and sales of investments	(81,037)	—	—	(81,037)
Accretion of discount/amortization of premium	1,704	24	—	1,728
Net realized gain (loss)	269	—	—	269
Net change in unrealized appreciation (depreciation)	(1,355)	(446)		(1,801)
Transfers into Level 3 (2)	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—
Fair value, end of year	$411,005	$5,877	$108	$416,990
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of December 31, 2025	$(952)	$(446)	$—	$(1,398)

	For the Year Ended
	December 31, 2024
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of year	$318,189	$6,107	$324,296
Purchases of investments(1)	204,936	—	204,936
Proceeds from principal repayments and sales of investments	(111,159)	—	(111,159)
Accretion of discount/amortization of premium	3,031	20	3,051
Net realized gain (loss)	188	—	188
Net change in unrealized appreciation (depreciation)	(3,080)	73	(3,007)
Transfers into Level 3 (2)	—	—	—
Transfers out of Level 3 (2)	(5)	—	(5)
Fair value, end of year	$412,100	$6,200	$418,300
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of December 31, 2024	$(427)	$73	$(354)
(1)Purchases include PIK interest, if applicable.
(2)Transfers between levels are recognized at the beginning of the year in which the transfer occurred. For the year ended December 31, 2025, there were no transfers into or out of Level 3. For the year ended December 31, 2024, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

Significant Unobservable Inputs

In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2025 and December 31, 2024. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2025
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)
Assets:
First Lien Debt	$402,752	Discounted cash flow	Comparative Yields	7.4% - 15.7% (9.0%)
First Lien Debt	7,948	Precedent Transaction	Transaction Price	N/A
First Lien Debt	$305	Market Comparable Companies	EBITDA Multiple	12.0x
Total First Lien Debt	411,005
Second Lien Debt	5,877	Discounted cash flow	Comparative Yields	9.0% - 15.1% (15.0%)
Preferred Equity	10	Market Comparable Companies	EBITDA Multiple	10.0x
Preferred Equity	98	Discounted cash flow	Comparative Yields	17.0%
Total Preferred Equity	108
Total investments	$416,990

	December 31, 2024
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)
Assets:
First Lien Debt	$389,496	Discounted cash flow	Comparative Yields	7.3% - 15.3% (9.6%)
First Lien Debt	22,604	Precedent Transaction	Transaction Price	N/A
Total First Lien Debt	412,100
Second Lien Debt	6,200	Discounted cash flow	Comparative Yields	13.0%
Total investments	$418,300
(1)Weighted averages are calculated based on fair value of investments.
The Company used the income approach to determine the fair value of certain Level 3 assets as of December 31, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach is the comparative yield and discount rate. The comparative yield and discount rate is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. An increase/decrease in the EBITDA multiple would result in a increase/decrease, respectively, in the fair value.
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

The Company may enter into forward currency exchange contracts to reduce the exposure to foreign currency exchange rate fluctuations of the Company and its Members, as described in Note 2. The fair value of derivative contracts open as of December 31, 2025 and December 31, 2024 is included on the Consolidated Schedules of Investments by contract. The Company had no collateral receivable as of December 31, 2025 and December 31, 2024, respectively, and had $0.0 million and $0.2 million collateral payable as of December 31, 2025 and December 31, 2024, respectively. Collateral amounts posted are included in collateral on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities. Collateral payable is included in collateral payable on forward currency exchange contracts on the Consolidated Statements of Assets and Liabilities.

For the years ended December 31, 2025 and December 31, 2024, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $497.3 million and $458.2 million, respectively. During the period ended December 31, 2023, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $275.3 million.
The following tables present both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities.

December 31, 2025
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$56	$(9)	$47	$—	$47
City National Bank	1,680	(1,306)	374	$—	374
Macquarie Bank Limited	5,699	—	5,699	$—	5,699
Natwest Markets PLC	10,927	(993)	9,934	$—	9,934
Total	$18,362	$(2,308)	$16,054	$—	$16,054

December 31, 2024
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$263	$—	$263	$—	$263
City National Bank	265	(20,233)	(19,968)	—	(19,968)
Macquarie Bank Limited	—	(5,771)	(5,771)	—	(5,771)
Natwest Markets PLC	—	(630)	(630)	—	(630)
Total	$528	$(26,634)	$(26,106)	$	$(26,106)
(1)Amount excludes excess cash collateral paid.
(2)Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.
The effect of transactions in derivative instruments on the Consolidated Statements of Operations for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 were as follows:

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Realized appreciation (depreciation) on foreign currency forward contracts	$2,235	$(11,376)	$10,778
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	42,160	$(23,652)	(3,140)
Total net realized and unrealized appreciation (depreciation) on foreign currency forward contracts	$44,395	$(35,028)	$7,638

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
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2025 and December 31, 2024, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	December 31, 2025	December 31, 2024
Unfunded delayed draw commitments	$27,456	$35,950
Unfunded revolving commitments	28,576	28,764
Total unfunded commitments	$56,032	$64,714
As of December 31, 2025, the Company reasonably believes income generated primarily from the proceeds of capital drawdowns of our privately placed capital commitments, cash flows from interest, dividends and fees earned from our investments and principal repayments will provide adequate cover to satisfy all of the unfunded commitments noted above.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025, management is not aware of any pending or threatened material litigation.
Investor Commitments

As of December 31, 2025, the Company had $616.9 million in total capital commitments from investors, $156.6 million of which was undrawn. As of December 31, 2024, the Company had $543.8 million in total capital commitments from investors, $83.5 million of which was undrawn.
Note 9.  Net Assets
Subscriptions and Drawdowns
As of December 31, 2025 and December 31, 2024, and December 31, 2023, the Company had 44,724,135, 44,724,135, and 38,954,613 of Shares issued and outstanding, respectively, with a par value of $0.01 per Share. The Company has entered into subscription agreements with investors providing for the private placement of the Company’s Shares. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their respective capital commitment on an as-needed basis each time the Adviser delivers a drawdown notice to such investors.

The following table summarizes capital activity for the year ended December 31, 2025:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of year	44,724,135	$447	$459,283	$7,178	$(7,213)	$(23,405)	$436,290
Common Shares issued	—	—	—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	35,681	—	—	35,681
Net realized gain (loss)	—	—	—	—	3,247	—	3,247
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(2,860)	(2,860)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	42,160	42,160
Distributions declared	—	—	—	(41,265)	(7,590)	—	(48,855)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	99	(99)	—	—
Balance, end of year	44,724,135	447,000	$459,283	$1,693	$(11,655)	$15,895	$465,663

The following table summarizes capital activity for the year ended December 31, 2024:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of year	38,954,613	$390	$398,535	$6,522	$11,561	$3,005	$420,013
Common Shares issued	5,769,522	57	60,821	—	—	—	60,878
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	39,720	—	—	39,720
Net realized gain (loss)	—	—	—	—	(11,572)	—	(11,572)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(2,758)	(2,758)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(23,652)	(23,652)
Distributions declared	—	—	—	(36,582)	(9,757)	—	(46,339)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	(73)	(2,482)	2,555	—	—
Balance, end of year	44,724,135	$447	$459,283	$7,178	$(7,213)	$(23,405)	$436,290

The following table summarizes capital activity for the year ended December 31, 2023:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of year	18,648,373	$186	$186,232	$539	$—	$808	$187,765
Common Shares issued	20,306,240	204	212,724	—	—	—	212,928
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	21,299	—	—	21,299
Net realized gain (loss)	—	—	—	—	11,991	—	11,991
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	5,337	5,337
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(3,140)	(3,140)
Distributions declared	—	—	—	(15,481)	(686)	—	(16,167)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	(421)	165	256	—	—
Balance, end of year	38,954,613	390	398,535	6,522	11,561	3,005	420,013

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared for the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share(1)	Total Distributions
March 4, 2025	March 12, 2025	March 14, 2025	$0.23	$10,552
April 28, 2025	April 28, 2025	June 2, 2025	$0.20	$8,944
July 30, 2025	July 30, 2025	August 15, 2025	$0.20	$9,165
October 30, 2025	October 31, 2025	November 14, 2025	$0.20	$8,945
December 29, 2025	December 31, 2025	January 30, 2026	$0.25	$11,249
Total				$48,855
(1) Includes capital gain distributions of 0.1697 per for share for the January 30, 2026 distribution payment.
The following table summarizes distributions declared for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share(1)	Total Distributions
March 6, 2024	March 6, 2024	March 22, 2024	$0.20	$7,625
May 2, 2024	May 8, 2024	May 22, 2024	$0.25	9,769
July 30, 2024	June 28, 2024	August 16, 2024	$0.24	9,349
November 6, 2024	November 7, 2024	November 15, 2024	$0.47	19,596
Total				$46,339
(1) Includes capital gain distributions of $0.2329 per for share for the November 15, 2024 distribution payment.

The following table summarizes distributions declared during year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
June 2, 2023	June 6, 2023	June 8, 2023	$0.15	$3,222
August 8, 2023	August 31, 2023	September 15, 2023	$0.20	5,011
November 6, 2023	November 14, 2023	November 17, 2023	$0.20	7,934
Total				$16,167

The U.S. federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full year.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company declared on its common shares during the year ended December 31, 2025:

	For the Year Ended December 31, 2025		For the Year Ended December 31, 2024		For the Year Ended December 31, 2023
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.91	$41,265	$0.93	$36,582	$0.56	$15,481
Net realized gain	0.17	7,590	0.23	9,757	0.02	686
Total	$1.08	$48,855	$1.16	$46,339	$0.58	$16,167

Note 10. Income Tax
The following table reconciles net increase (decrease) in net assets resulting from operations to taxable income for the years ended December 31, 2025, 2024, and 2023:

	December 31, 2025	December 31, 2024	December 31, 2023
Net increase (decrease) in net assets resulting from operations	$78,228	$1,738	$35,487
Net change in unrealized (appreciation) depreciation	(39,300)	26,410	(2,197)
Other income not currently taxable	—	—	—
Expenses not currently deductible	—	72	421
Other income for tax but not book	—	2,635	—
Other deductions/losses for tax not book	(9)	(26,114)	(3,338)
Other realized gain/loss differences	9,985	32,477	—
Taxable income before deductions for distributions	$48,904	$37,218	$30,373

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

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include non-deductible expenses and reclasses to reflect the tax character of foreign currency gains/losses, foreign currency forward contracts and fee income, among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate.

As of December 31, 2025 and December 31, 2024, the Company made the following permanent book tax differences and reclasses:

	December 31, 2025	December 31, 2024
Paid in capital excess of par value	$—	$(73)
Distributable income in excess of net investment income(1)	$99	$(2,482)
Accumulated realized gains(1)	$(99)	$2,555
(1)Amounts are included in distributable earnings (accumulated loss) on the Consolidated Statements of Assets and Liabilities.
As of December 31, 2025 and December 31, 2024, the Company’s tax year ends, components of distributable earnings on a tax basis are as follows:

	December 31, 2025	December 31, 2024
Undistributed ordinary income	$4,237	$6,602
Net tax appreciation/(depreciation)	$(642)	$2,520
Undistributed capital gains	$2,440	$—
Accumulated capital losses	$—	$(32,451)
Other temporary differences	$(102)	$(111)
The difference between book-basis and tax-basis unrealized appreciation/(depreciation) is attributable primarily to the tax treatment of foreign currency forward contracts and material modifications of debt instruments.

For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. As of December 31, 2025 and December 31, 2024, the Company had $0.0 million and $32.5 million of capital loss carryforwards, respectively, of which $0.0 million and $12.3 million were short-term capital loss carryforwards, respectively, and $0.0 million and $20.2 million were long-term capital loss carryforwards, respectively.
The tax character of shareholder distributions attributable for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 were as follows:

Paid Distributions attributable to:	December 31, 2025	December 31, 2024	December 31, 2023
Ordinary income	$44,415	$41,756	$15,755
Return of capital	—	—	—
Long term gain	4,440	4,583	412
Total taxable distributions	$48,855	$46,339	$16,167

Unrealized appreciation and depreciation as of December 31, 2025 and December 31, 2024, based on cost of investments for U.S. federal income tax purposes were as follows:

	December 31, 2025	December 31, 2024
Gross appreciation	$19,445	$3,948
Gross (depreciation)	$(20,087)	$(1,428)
Net appreciation/(depreciation)	$(642)	$2,520
Cost	$437,933	$394,804

Note 11. Financial Highlights

The following are financial highlights for Shares outstanding for the years ended December 31, 2025, December 31, 2024, December 31, 2023, and the period ended December 31, 2022.

	For the Years Ended			For the Period from December 15, 2022 (commencement of operations) to
	December 31, 2025	December 31, 2024	December 31, 2023	December 31, 2022
Per Share data:(1)
Net asset value, beginning of period	$9.76	$10.78	$10.07	$—
Net investment income (loss)	0.80	0.97	0.83	(0.14)
Net realized and unrealized gains (losses) (2)	0.93	(0.83)	0.46	0.21
Net increase (decrease) in net assets resulting from operations	1.73	0.14	1.29	0.07
Impact of issuance of Shares	—	—	—	10.00
Shareholder distributions from income (3)	(1.08)	(1.16)	$(0.58)	—
Net asset value, end of period	$10.41	$9.76	$10.78	$10.07

Total Return (4)	18.25%	(1.26)%	7.05%	0.69%

Ratios and supplemental data:
Net assets, end of period	$465,663	$436,290	420,013	187,765

Portfolio turnover rate(5)	18.22%	29.40%	11.90%	N/A
Ratio of expenses before management and incentive fees to average net assets(6)(7)	0.60%	0.67%	1.14%	6.02%
Ratio of expenses after management and incentive fees before waivers to average net assets(6)(7)	2.32%	2.62%	3.27%	6.02%
Ratio of expenses after waivers to average net assets(6)(7)	2.19%	2.53%	2.90%	6.02%
Net investment income (loss) to average net assets before waivers(6)(7)	7.55%	9.18%	7.62%	(6.02)%
Net investment income (loss) to average net assets after waivers(6)(7)	7.68%	9.27%	7.99%	(6.02)%
(1)The per Share data was derived by using the weighted average Shares outstanding during the period.
(2)The amount shown for a Share outstanding may not correspond with the aggregate realized and unrealized appreciation (depreciation) on investments for the period due to the timing of capital share transactions of fund Shares in relation to fluctuating market values of investments of the Company.
(3)The per Share data for distributions was derived by using the actual Shares outstanding at the date of the relevant transactions.
(4)For the years ended December 31, 2025 and December 31, 2024, total return based on net asset value calculated as the change in net asset value per Share during the respective periods, assuming quarterly distributions that have been declared, if any, are reinvested on the effects of the performance of the Company based on the NAV at the end of the previous quarter. For the year ended December 31, 2023 and for the period ended December 31, 2022, total return based on net asset value is calculated as the change in net asset value per share during the period. Total return has not been annualized.
(5)Portfolio turnover rate is calculated using the lesser of year-to-date sales and year-to-date purchases over the average of the investments assets at fair value for the period reported.
(6)Annualized for periods less than one full year.
(7)The Adviser has agreed to waive income incentive fee in accordance with the annual Operating Expense Cap overage.

Note 12. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than as disclosed below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2025.

Appointment of Officers

On February 24, 2026, the Board appointed Amaka Dike as Chief Financial Officer of the Company effective as of the close of business on February 24, 2026. Mrs. Dike has primary responsibility for the financial oversight of OHA’s business development companies (BDCs), interval funds and related vehicles. She serves on the firm's risk committee. Prior to joining OHA, Ms. Dike was a Principal at The Carlyle Group Inc., where she oversaw financial operations for multiple direct lending and cross strategy funds. Earlier in her career, she was a Senior Manager in EY’s Financial Services audit practice, serving banking institutions and alternative investment managers. Ms. Dike holds a Master of Arts in Economics from Kent State University and a Bachelor of Business Administration in Accounting, summa cum laude, from West Virginia University. She is a Certified Public Accountant.

On February 24, 2026, the Board appointed Andrew Winer as President of the Company effective as of the close of business on February 24, 2026. Mr. Winer will also continue to serve as Chief Operating Officer of the Company. Mr. Winer focuses on new business developments and oversees the operation of OHA’s BDCs and similar vehicles. He has held senior roles in commercial real estate and finance at several firms and holds a B.B.A and Masters in Accounting from the University of Michigan.

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

(2) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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
Item 9B.    Other Information

During the fiscal year ended December 31, 2025, none of the Board members or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Alan M. Schrager	1968	Chairman	Since 2022	Portfolio Manager & Senior Partner at Oak Hill Advisors (2003 – Present)	Trustee, T. Rowe Price OHA Select Private Credit Fund (2022 – Present); Board Member, Expro Group Holdings (2018 – Present); Board Member, New Heights Youth Inc. (2016 – Present); Board Member for Churchill Capital V (2022 – Present); Board Member for Churchill Capital VI (2022 – Present); Board Member for Churchill Capital VII (2022 – Present)
Independent Board Members
Kathleen M. Burke	1963	Member and Chair of the Nominating and Governance Committee	Since 2022	Managing Director at Snowbridge Advisors (2016 – Present); Advisor at Pacific General Holdings (April 2022 – August 2025).	Trustee, T. Rowe Price OHA Select Private Credit Fund (2022 – Present); Trustee, T.Rowe Price OHA Flexible Credit Income Fund (2024 - present); Board Member, APS BDC, LLC (2026 - present).

Mark Manoff	1956	Member and Chair of the Audit Committee	Since 2022	Operating Partner at MidOcean Partners (2021 - Present); Co-founder and CEO at Verrian, Inc (2019-2021); Vice Chair at Ernst & Young (1978-2021).	Trustee, T. Rowe Price OHA Select Private Credit Fund (2022 – Present); Trustee, T.Rowe Price OHA Flexible Credit Income Fund (2024 - present); Trustee, University of Maryland Smith Business School Advisory Board (2012 – 2023); Trustee, Roundabout Theatre (2000 – 2020); Trustee, the First Tee (2011 – 2021); Board Member, APS BDC, LLC (2026 - present).
Jonathan Morgan	1963	Member and Chair of the Independent Board Members Committee	Since 2022	Managing Member at Sound Fund Advisors LLC (2011 - Present).	Trustee, T. Rowe Price OHA Select Private Credit Fund (2022 – Present); Trustee, T.Rowe Price OHA Flexible Credit Income Fund (2024 - present); Trustee, SEG Partners Long/Short Equity Fund (2025 - Present); Director, Angel Oak Mortgage, Inc. (Jan 2022 – Present); Trustee, The Frank Foundation (2016 – Present); Trustee, Talmadge Hill Community Church (2019 – Present); Trustee, The Weekapaug Chapel (2020 – present); Trustee, Kids Empowered by Your Support (2016-2021); Board Member, APS BDC, LLC (2026 - present).
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
Executive Officers Who are Not Board Members
Information regarding our executive officers who are not Board members is as follows:

Name	Year of Birth	Position	Length of Time Served	Principal Occupation During Past 5 Years

Andrew Winer	1968	President and Chief Operating Officer	Since 2026 Since 2022	Portfolio Manager at Sound Point Capital (2016 – 2022)

Amaka Dike	1986	Chief Financial Officer	Since 2026	Principal and Fund CFO at The Carlyle Group (2021 – 2025); Senior Manager at EY (2010 – 2021)

Grove Stafford	1977	Vice President and Chief Compliance Officer	Since 2026 Since 2022
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
Independent Board Members

Kathleen M. Burke, Member. Ms. Burke is currently a Partner at Snowbridge Advisors, an independent advisory firm serving managers of private equity funds worldwide with a focus on middle market private equity funds. Ms. Burke has more than thirty years’ experience as an investment professional, both as an advisor and an investor, and is expert at executing, structuring and placing private alternative fund products and securities. Ms. Burke also managed private placements at Rothschild North America and Credit Suisse First Boston. At Credit Suisse First Boston, she led a team of professionals dedicated to raising private equity capital for venture stage and emerging growth companies in a variety of sectors including life sciences, healthcare, media, telecom, and technology services. Prior to Credit Suisse First Boston, Ms. Burke was on the buy-side and worked at both Prudential Insurance Company of America and GE Capital where she was responsible for a variety of investments, including control and growth transactions, mezzanine deals and senior loans. She received her MBA from the University of Pennsylvania’s Wharton School and has a BS in Finance from Boston College’s Carroll School of Management, where she was in the Honors Program and graduated cum laude.

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
Executive Officers Who are not Board Members

Amaka Dike, Managing Director & Chief Financial Officer — Registered Funds. has primary responsibility for the financial oversight of OHA’s business development companies (BDCs), interval funds and related vehicles. She serves on the firm's risk committee. Prior to joining OHA, Ms. Dike was a Principal at The Carlyle Group Inc., where she oversaw financial operations for multiple direct lending and cross strategy funds. Earlier in her career, she was a Senior Manager in EY’s Financial Services audit practice, serving banking institutions and alternative investment managers. Ms. Dike holds a Master of Arts in Economics from Kent State University and a Bachelor of Business Administration in Accounting, summa cum laude, from West Virginia University. She is a Certified Public Accountant.

Andrew Winer, President and Chief Operating Officer. Mr. Winer works in the area of new business development and has primary responsibility for operations of OHA’s BDCs and similar vehicles. Prior to joining OHA, Mr. Winer was the Co-Founder and Portfolio Manager of Sound Point Capital’s commercial real estate business and served as Chief Investment Officer of InPoint Commercial Real Estate Income Inc. Previously, Mr. Winer served as President of Global Net Lease, Inc. and worked at Credit Suisse and predecessor firms in a variety of commercial real estate and structured finance related positions. Mr. Winer earned a Master of Accountancy and a B.B.A. in Accounting from the University of Michigan School of Business.

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

Audit Committee. The Audit Committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board in selecting, engaging and discharging our independent registered public accounting firm, reviewing the plans, scope and results of the audit engagement with our independent registered public accounting firm, approving professional services provided by our independent registered public accounting firm (including compensation therefore), reviewing the independence of our independent registered public accounting firm and reviewing the adequacy of our internal controls over financial reporting. The Audit Committee will also have principal oversight of the valuation process used to establish the Company’s NAV and for the determination the fair value of each of our investments. The Audit Committee is presently composed of three (3) persons, including Kathleen M. Burke, Mark Manoff, and Jonathan Morgan, all of whom are considered independent for purposes of the 1940 Act. Mark Manoff serves as the chair of the Audit Committee. Our Board has determined that Mark Manoff qualifies as an “Audit Committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act. Each of the members of the Audit

Committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act. The Audit Committee held four meetings in 2025.
A copy of the charter of the Audit Committee is available in print to any Member who requests it.

Nominating and Governance Committee. The Nominating and Governance Committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the Nominating and Governance Committee, including making nominations for the appointment or election of Independent Board members. The Nominating and Governance Committee will also have principal oversight over the process used to approve co-investments for the Company. The Nominating and Governance Committee consists of three (3) persons, including Kathleen M. Burke, Mark Manoff, and Jonathan Morgan, all of whom are considered independent for purposes of the 1940 Act. Kathleen M. Burke serves as the chair of the Nominating and Governance Committee. The Nominating and Governance Committee held two meetings in 2025.
The Nominating and Governance Committee will consider nominees to the Board recommended by a Member.
A copy of charter of the Nominating and Governance Committee is available in print to any Member who requests it.

Independent Board Members Committee. The Independent Board Members Committee operates pursuant to a charter approved by our Board. The Independent Board Members Committee consists of three (3) persons, including Kathleen M. Burke, Mark Manoff, and Jonathan Morgan, all of whom are considered independent for purposes of the 1940 Act. Jonathan Morgan serves as the chair of the Independent Board Members Committee. The Independent Board Members Committee will be responsible for addressing conflict of interest matters, including but not limited to the approval, as applicable, of certain co-investment transactions as contemplated by the Company’s co-investment exemptive relief and undertake such other duties and responsibilities as may from time to time be delegated by the Board. The Independent Board Members Committee held two meetings in 2025.
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, members of our Board, and persons who own more than ten percent of our shares to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us, we believe that, with respect to the fiscal year ended December 31, 2025, such persons complied with all such filing requirements.

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

Dollar Range of Equity Securities Beneficially Owned by Board Members

The following table sets forth the dollar range of equity securities of the Company beneficially owned by each Board member as of March 12, 2026:

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

The following table sets forth information concerning total compensation earned by or paid to each of our Independent Board members for the year ended December 31, 2025.

	For the Year Ended
	December 31, 2025
Board Member	Total Compensation from the Company	Total Compensation from the Fund Complex(1)
Kathleen M. Burke	$67,962	$287,031
Mark Manoff	$74,299	$321,910
Jonathan Morgan	$67,962	$286,392

(1) The “Fund Complex” consists of the Company, T. Rowe Price OHA Select Private Credit Fund, T. Rowe Price OHA Flexible Credit Income Fund, and APS BDC, LLC.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The following table sets forth, as of March 12, 2026, information with respect to the beneficial ownership of our Shares by:
•each person known to us to be expected to beneficially own more than 5% of the outstanding Shares;
•each of our Board members and executive officers; and
•all of our Board members and executive officers as a group.

Percentage of beneficial ownership is based on 44,724,135 shares outstanding as of March 12, 2026. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no Shares subject to options that are currently exercisable or exercisable within 60 days of the offering.

Shares Beneficially Owned(1)
Name and Address	Number	Percentage
Interested Board Members
Eric Muller	—	N/A
Alan M. Schrager	—	N/A
Independent Board Members(2)
Kathleen M. Burke	—	N/A
Mark Manoff	—	N/A
Jonathan Morgan	—	N/A
Executive Officers who are not Board Members(2)
Grove Stafford	—	N/A
Amaka Dike	—	N/A
Andrew Winer	—	N/A
Five Percent Members		N/A
All officers and Board members as a group (eight persons)	—	N/A
______________________________________
*Less than 1%.

(1)Beneficial ownership in these columns has been determined in accordance with Rule 13d-3 of the Exchange Act. Except as otherwise noted, each beneficial owner of more than five percent of the Company’s shares, if any, and each director and executive officer has sole voting and/or investment power over the shares reported.
(2)The address for all of the Company’s officers and Board members is OHA Senior Private Lending Fund (U) LLC, c/o OHA Private Credit Advisors II, L.P., 1 Vanderbilt Avenue, 16th Floor, New York, NY 10017.

The following table sets forth the dollar range of our equity securities owned by Board members as of March 12, 2026.

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

Co-Investment Relief

On July 18, 2025, the Company and the Adviser received an order from the SEC providing new and updated co-investment exemptive relief (the “2025 Co-Investment Order”) to allow certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates to participate in negotiated co-investment transactions where doing so is consistent with regulatory requirements and other pertinent factors and pursuant to the conditions of the 2025 Co-Investment Order. The 2025 Co-Investment Order, which supersedes the co-investment order issued to the Company and the Adviser on August 21, 2023, is a new form of co-investment exemptive relief that requires that allocations be “fair and equitable” to the Company and requires the Board to approve certain co-investment transactions. The Company may determine to participate or not to participate in co-investment transactions, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on its investment strategy). The Board will be provided with reports or other information requested by the Board related to the Company’s participation in co-investment transactions.

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

Board Member Independence

For information regarding the independence of our Board members, see “Item 10. Board Members, Executive Officers and Corporate Governance.”
Item 14.    Principal Accountant Fees and Services.
The Audit Committee and the Independent Board members have selected KPMG LLP to serve as the independent registered public accounting firm for the Company for the year ended December 31, 2025.
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

All Other Fees: No fees were billed by KPMG LLP for products and services provided to the Company, other than the services reported in “Audit Fees” and “Audit-Related Fees” above, for the years ended December 31, 2025, December 31, 2024, and December 31, 2023.

No fees were billed by KPMG LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2025, December 31, 2024, and December 31, 2023.

Fees

Set forth in the table below are audit fees, audit‑related fees, tax services fees and all other fees billed to the Company by KPMG LLP for professional services performed (dollar amounts in thousands):

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Audit Fee	$562	$555	$510
Audit-Related Fees (1)	—	—	—
Tax Fees	128	128	135
All Other Fees (2)	—	—	—
Total Fees	$690	$683	$645
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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
3.1	Amended and Restated LLC Agreement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56496))
3.2	First Amendment to the Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56496)
4.1*	Description of Securities
10.1	Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
10.2	Administration Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
10.4	Custody Agreements (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (File No. 814-01586)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K (File No. 814-01586)
24.1*	Powers of Attorney
21.1	List of Subsidiaries (incorporated by reference to Exhibit 12.1 to the Company’s Annual Report on Form 10-K (File No. 814-01586)
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OHA SENIOR PRIVATE LENDING FUND (U) LLC

Date: March 12, 2026	/s/ Eric Muller
Eric Muller
Chief Executive Officer (Principal Executive Officer)

Date: March 12, 2026	/s/ Amaka Dike
Amaka Dike
Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric Muller	Chief Executive Officer (Principal Executive Officer) and Member	March 12, 2026
Eric Muller

/s/ Amaka Dike	Chief Financial Officer (Principal Financial Officer) and Principal Accounting Officer	March 12, 2026
Amaka Dike

/s/ Kathleen M. Burke*	Member	March 12, 2026
Kathleen M. Burke*

/s/ Mark Manoff*	Member	March 12, 2026
Mark Manoff*

/s/ Jonathan Morgan*	Member	March 12, 2026
Jonathan Morgan*

/s/ Alan M. Schrager	Chairman of the Board and Member	March 12, 2026
Alan M. Schrager

*By: Grove Stafford
Chief Compliance Officer and Secretary
As Agent or Attorney-in-Fact