Form 10-Q
period 2026-03-31
OHA Senior Private Lending Fund (U) LLC
filed 2026-05-07
CIK 1955010

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
Form 10-Q
____________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

As of March 31, 2026, there was no established public market for the registrant’s common shares of beneficial interest. The number of the registrant’s common shares, $0.01 par value per share, outstanding as of May 7, 2026 was 44,724,135.

Table of Contents
OHA SENIOR PRIVATE LENDING FUND (U) LLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about OHA Senior Private Lending Fund (U) LLC (the “Company”, “we”, “us” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “will,” “would,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report on Form 10-Q are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed in Item 1A entitled “Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in Item 1A entitled “Risk Factors” in Part 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 or in other reports we may file with the Securities and Exchange Commission (the “SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, risks associated with possible disruption due to terrorism in our operations or the economy generally, the impact of geopolitical conditions, including revolution, insurgency, terrorism or war, and future changes in laws or regulations and conditions in our operating areas.
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

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
OHA Senior Private Lending Fund (U) LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	As of
	March 31, 2026	December 31, 2025
ASSETS	(Unaudited)
Investments at fair value:
Non-controlled/non-affiliated investments (cost of $424,977 and $421,396 at March 31, 2026 and December 31, 2025, respectively)	$421,633	$421,237
Cash and cash equivalents	33,247	42,449
Interest receivable	3,200	3,463
Unrealized appreciation on foreign currency forward contracts	4,543	16,054
Receivable for investments sold	43	48
Total assets	$462,666	$483,251

LIABILITIES
Management fees payable	764	768
Income incentive fee payable	1,087	4,400
Distribution Payable	—	11,249
Accrued expenses and other liabilities	1,446	1,171
Total liabilities	$3,297	$17,588

Commitments and contingencies (Note 8)

NET ASSETS
Common shares, $0.01 par value (44,724,135 and 44,724,135 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively)	447	447
Additional paid in capital	459,283	459,283
Distributable earnings (loss)	(361)	5,933
Total net assets	$459,369	$465,663
Total liabilities and net assets	$462,666	$483,251
Net asset value per share	$10.27	$10.41
See accompanying notes to the consolidated financial statements.

OHA Senior Private Lending Fund (U) LLC
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$10,108	$11,285
Other income	90	192
Total investment income	$10,198	$11,477

Expenses:
Management fees	764	714
Income incentive fee	1,088	1,259
Professional fees	259	232
Board of Managers fees	52	52
Administrative service expenses	119	159
Other general & administrative	350	244
Total expenses	$2,632	$2,660
Incentive fee waiver	—	—
Total expense, net of fee waivers	$2,632	$2,660
Total investment income before taxes	$7,566	$8,817
Excise tax expense	32	—
Net investment income	$7,534	$8,817

Realized and unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	$9	14
Foreign currency transactions	(58)	162
Foreign currency forward contracts	917	(2,738)
Net realized gain (loss)	$868	$(2,562)

Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(3,185)	66
Foreign currency forward contracts	(11,511)	18,029
Net unrealized appreciation (depreciation)	$(14,696)	$18,095
Net realized and unrealized gain (loss)	$(13,828)	$15,533
Net increase (decrease) in net assets resulting from operations	$(6,294)	$24,350

Weighted average common shares outstanding	44,724,135	44,724,135
See accompanying notes to the consolidated financial statements.

OHA Senior Private Lending Fund (U) LLC
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Operations:
Net investment income	$7,534	$8,817
Net realized gain (loss)	868	(2,562)
Net change in unrealized appreciation (depreciation)	(14,696)	18,095
Net increase (decrease) in net assets resulting from operations	$(6,294)	$24,350

Share transactions:
Common shares issued	$—	$—
Distributions to common shareholders	—	(10,552)
Net increase (decrease) from share transactions	$—	$(10,552)
Total increase (decrease) in net assets	$(6,294)	$13,798
Net Assets, beginning of period	465,663	436,290
Net Assets, end of period	$459,369	$450,088
See accompanying notes to the consolidated financial statements.

OHA Senior Private Lending Fund (U) LLC
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(6,294)	$24,350
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	3,185	(66)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	11,511	(18,029)
Net realized (gain) loss on investments	(9)	(14)
Net realized (gain) loss on foreign currency transactions	58	(162)
Net realized (gain) loss on foreign currency forward contracts	(917)	2,738
Payment-in-kind interest	(395)	(427)
Net accretion of discount and amortization of premium	(236)	(371)
Purchases of investments	(7,561)	(14,834)
Proceeds from sale of investments and principal repayments	4,620	11,126
Proceeds from settlement of foreign currency forward contracts	917	(2,738)
Increase (decrease) in assets and liabilities:
Interest receivable	263	(428)
Receivable for investments sold	5	14
Payable for investments purchased	—	82
Collateral on forward currency exchange contracts	—	(160)
Management fee payable	(4)	(37)
Income incentive fee payable	(3,313)	(3,962)
Accrued expenses and other liabilities	275	334
Net cash provided by (used in) operating activities	2,105	(2,584)

Cash flows from financing activities:
Distributions paid in cash	(11,249)	(10,552)
Proceeds (payments) from foreign currency settlement	(58)	162
Net cash provided by (used in) financing activities	(11,307)	(10,390)
Net increase (decrease) in cash and cash equivalents	(9,202)	(12,974)
Cash and cash equivalents, beginning of period	42,449	42,218
Cash and cash equivalents, end of period	$33,247	$29,244

Supplemental disclosure of cash flow information:
Cash paid for excise taxes during the period	$32	$32

See accompanying notes to the consolidated financial statements.

OHA Senior Private Lending Fund (U) LLC
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt
Aerospace and Defense
Evergreen IX Borrower 2023 LLC	(4) (5)	S +	4.75%		8.45%	9/30/2030	$5,309	$5,252	$5,308	1.16%
Evergreen IX Borrower 2023 LLC	(4) (5) (6)	S +	4.75%		8.45%	10/1/2029	599	(5)	—	—
Farsound Aviation Limited	(4) (5) (8)	S +	5.25%		8.92%	12/3/2031	5,238	5,193	5,205	1.13
Farsound Aviation Limited	(4) (5) (6) (8)	S +	5.25%		8.92%	12/3/2031	952	—	(6)	—
Mantech International CP	(4) (5)	S +	4.50%		8.17%	9/14/2029	3,669	3,625	3,669	0.80
Mantech International CP	(4) (5)	S +	4.50%		8.17%	9/14/2029	53	52	53	0.01
Mantech International CP	(4) (5) (6)	S +	4.50%		8.17%	9/14/2028	444	(4)	—	—
STS Aviation Group	(4) (5) (6)	S +	5.00%		8.64%	10/8/2031	20	—	—	—
STS Aviation Group	(4) (5) (7)	S +	5.00%		8.64%	10/8/2031	71	71	71	0.01
STS Aviation Group	(4) (5) (6)	S +	5.00%		8.64%	10/8/2030	8	6	6	—
								14,190	14,306	3.11
Automobile
FleetPride, Inc.	(4) (5)	S +	5.50%		9.17%	10/28/2031	1,490	1,479	1,479	0.32
Mammoth Holdings, LLC	(4) (5) (6)	S +	6.00%		9.70%	11/15/2029	909	(5)	(18)	(0.01)
Mammoth Holdings, LLC	(4) (5)	S +	6.00%		9.70%	11/15/2030	7,109	7,057	6,967	1.52
Mammoth Holdings, LLC	(4) (5)	S +	6.00%		9.65%	11/15/2030	1,787	1,774	1,751	0.38
Quality Collision Group, LLC	(4) (5)	S +	5.50%		9.17%	3/30/2033	75	75	74	0.02
Quality Collision Group, LLC	(4) (5) (6)	S +	5.50%		9.17%	3/30/2033	19	—	—	—
Quality Collision Group, LLC	(4) (5) (6)	S +	5.50%		9.17%	3/30/2033	6	—	—	—
Wheels Bidco, Inc.	(4) (5)	S +	5.25%		8.91%	11/3/2031	5,000	4,958	5,000	1.09
								15,338	15,253	3.32
Buildings and Real Estate
Associations, Inc.	(4) (5) (6)	S +	6.50%		10.42%	7/3/2028	286	—	—	—
Associations, Inc.	(4) (5) (6)	S +	6.50%		10.42%	7/3/2028	355	170	170	0.03
Associations, Inc.	(4) (5) (7)	S +	6.50%		10.42%	7/3/2028	4,535	4,533	4,535	0.99
Associations, Inc.	(4) (5)			(14.25% PIK)	14.25%	5/3/2030	337	337	337	0.07
Associations, Inc.	(4) (5)			(14.25% PIK)	14.25%	5/3/2030	882	881	883	0.19
Service Logic	(4) (5)	S +	4.75%	(2.25% PIK)	8.42%	12/16/2032	910	908	908	0.20
Service Logic	(4) (5) (6)	S +	4.75%	(2.25% PIK)	8.42%	12/16/2032	250	—	(1)	—
Service Logic	(4) (5) (6)	P +	3.50%		10.25%	12/16/2032	125	36	36	0.01

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
								6,865	6,868	1.49
Capital Equipment
AI Titan Parent Inc.	(4) (5) (6)	S +	4.50%		8.17%	8/29/2031	1,557	349	346	0.08
AI Titan Parent Inc.	(4) (5) (6)	S +	4.50%		8.17%	8/29/2031	973	(4)	(2)	—
AI Titan Parent Inc.	(4) (5)	S +	4.50%		8.17%	8/29/2031	7,786	7,754	7,766	1.69
Ohio Transmission Corporation	(4) (5) (6)	S +	5.75%		9.45%	12/19/2029	1,000	594	600	0.13
Ohio Transmission Corporation	(4) (5) (6)	S +	5.75%		9.45%	12/19/2030	613	(4)	—	—
Ohio Transmission Corporation	(4) (5)	S +	5.75%		9.45%	12/19/2030	8,301	8,240	8,301	1.81
Pike Corp	(4) (5)	S +	4.50%		8.18%	12/20/2032	1,175	1,169	1,172	0.25
Pike Corp	(4) (5) (6)	S +	4.50%		8.18%	12/20/2032	170	(1)	—	—
Pike Corp	(4) (5) (6)	S +	4.50%		8.18%	12/20/2032	255	(1)	(1)	—
Truck-Lite Co., LLC	(4) (5)	S +	4.75%		8.42%	2/13/2032	11,207	11,119	11,151	2.43
Truck-Lite Co., LLC	(4) (5) (6)	S +	4.75%		8.42%	2/13/2031	1,156	(8)	(6)	—
Truck-Lite Co., LLC	(4) (5)	S +	4.75%		8.44%	2/13/2032	241	240	240	0.05
								29,447	29,567	6.44
Chemicals, Plastics and Rubber
ASP Unifrax Holdings, Inc.	(5)	S +	7.75%	(4.75% PIK)	11.75%	9/28/2029	5,372	5,213	3,049	0.66
BCPE HIPH Parent, Inc.	(4) (5)	S +	5.75%		9.42%	10/7/2030	908	891	904	0.20
BCPE HIPH Parent, Inc.	(4) (5)	S +	5.75%		9.42%	10/7/2030	2,984	2,932	2,969	0.64
Meridian Adhesives Group, Inc.	(4) (5)	S +	6.00%		9.70%	9/3/2029	7,337	7,162	7,337	1.60
Meridian Adhesives Group, Inc.	(4) (5)	S +	6.00%		9.70%	9/3/2029	1,244	1,215	1,244	0.27
Vantage Specialty Chemicals	(4) (5)	S +	6.75%	(2.75% PIK)	10.45%	8/29/2029	93	91	89	0.02
Vantage Specialty Chemicals	(4) (5) (6)	S +	6.25%		9.89%	3/1/2029	8	1	1	—
								17,505	15,593	3.39
Construction & Building
FloWorks International	(4) (5)	S +	4.75%		8.42%	11/26/2031	88	88	88	0.02
FloWorks International	(4) (5)	S +	4.75%		8.42%	11/26/2031	11	11	11	—
NEFCO Construction Supply (NFO)	(4) (5)	S +	4.50%		8.24%	1/13/2033	1,024	1,021	1,021	0.22
NEFCO Construction Supply (NFO)	(4) (5) (6)	P +	3.50%		10.25%	1/13/2033	146	29	29	0.01
NEFCO Construction Supply (NFO)	(4) (5) (6)	S +	4.50%		8.24%	1/13/2033	220	—	(1)	—
NRO Holdings III Corp.	(4) (5)	S +	5.25%		8.92%	7/15/2031	6,556	6,503	6,523	1.42
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%		8.87%	7/15/2031	2,075	1,283	1,283	0.28
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%		8.92%	7/15/2030	1,050	382	385	0.08
Orion Advisor Solutions, Inc.	(4) (5) (6)	S +	4.50%		8.22%	11/26/2032	396	79	78	0.02
Orion Advisor Solutions, Inc.	(4) (5)	S +	4.50%		8.20%	11/26/2032	1,204	1,200	1,199	0.26
								10,596	10,616	2.31
Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25% PIK)	10.81%	6/23/2028	695	686	623	0.14
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.25%	(3.25% PIK)	11.06%	6/23/2028	1,364	1,351	1,227	0.27

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25% PIK)	10.81%	6/23/2028	7,104	7,006	6,358	1.38
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25% PIK)	10.81%	6/23/2028	2,360	2,328	2,112	0.46
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25% PIK)	10.81%	6/23/2028	3,309	3,266	2,962	0.64
Poly-Wood, LLC	(4) (5) (6)	S +	4.88%		8.54%	3/20/2030	1,350	620	623	0.14
Poly-Wood, LLC	(4) (5)	S +	4.88%		8.54%	3/20/2030	7,056	6,999	7,021	1.53
								22,256	20,926	4.56
Containers, Packaging and Glass
Ascend Buyer LLC	(4) (5)	S +	5.25%		8.95%	9/29/2028	177	176	177	0.04
Ascend Buyer LLC	(4) (5) (6)	S +	5.25%		8.95%	9/29/2028	358	49	50	0.01
PPC Flexible Packaging	(4) (5)	S +	5.25%		8.95%	9/29/2028	3,967	3,926	3,967	0.87
ThermoSafe	(4) (5) (6)	S +	4.75%		8.41%	11/3/2032	33	—	—	—
ThermoSafe	(4) (5)	S +	4.75%		8.41%	11/3/2032	56	55	55	0.01
ThermoSafe	(4) (5) (6)	S +	4.75%		8.41%	11/3/2032	11	1	1	—
								4,207	4,250	0.93
Ecological
Rock Star Mergersub, LLC	(4) (5)	S +	5.25%	(2.88% PIK)	8.85%	12/15/2031	3,136	3,123	3,128	0.68
Rock Star Mergersub, LLC	(4) (5) (6)	S +	4.75%		8.42%	12/15/2031	420	113	115	0.03
Rock Star Mergersub, LLC	(4) (5) (6)	S +	4.75%		8.42%	12/15/2031	989	644	643	0.14
								3,880	3,886	0.85
Finance
Arax MidCo, LLC	(4) (5)	S +	5.25%		8.96%	3/24/2032	59	58	58	0.01
Arax MidCo, LLC	(4) (5) (6)	S +	5.25%		8.96%	3/24/2032	36	—	—	—
Arax MidCo, LLC	(4) (5) (6)	S +	5.25%		8.96%	3/24/2032	5	—	—	—
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.50%		8.17%	12/29/2028	5,822	5,792	5,822	1.27
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.50%		8.17%	12/29/2028	2,284	2,272	2,284	0.50
Beacon Pointe Advisors, LLC	(4) (5) (6)	S +	4.50%		8.17%	12/29/2027	627	(1)	—	—
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.50%		8.17%	12/29/2028	652	649	652	0.14
Cliffwater LLC	(4) (5)	S +	4.75%		8.42%	4/22/2032	5,971	5,929	5,956	1.30
Cliffwater LLC	(4) (5) (6)	S +	4.75%		8.42%	4/22/2032	1,009	(7)	(2)	—
Higginbotham Insurance Agency, Inc.	(4) (5)	S +	4.50%		8.17%	6/11/2031	2,474	2,474	2,474	0.54
Higginbotham Insurance Agency, Inc.	(4) (5) (6)	S +	4.50%		8.17%	6/11/2031	200	—	—	—
Higginbotham Insurance Agency, Inc.	(4) (5) (6)	S +	4.50%		8.17%	6/11/2031	314	—	—	—
Spectrum Automotive Holdings, Corp.	(4) (5) (6)	S +	5.25%		8.92%	6/29/2027	305	(3)	(2)	—
Spectrum Automotive Holdings, Corp.	(4) (5)	S +	5.25%		8.92%	6/29/2028	7,918	7,805	7,879	1.71
Spectrum Automotive Holdings, Corp.	(4) (5)	S +	5.25%		8.92%	6/29/2028	2,208	2,176	2,197	0.48
								27,144	27,318	5.95
Healthcare, Education and Childcare
Coding Solutions Acquisition Inc.	(4) (5)	S +	5.00%		8.67%	8/7/2031	4,834	4,797	4,786	1.04
Coding Solutions Acquisition Inc.	(4) (5) (6)	S +	5.00%		8.67%	8/7/2031	187	(2)	(2)	—

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate(2)	Maturity Date		Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Coding Solutions Acquisition Inc.	(4) (5) (6)	S +	5.00%		8.67%	8/7/2031		420	(3)	(4)	—
Crown Health Care Laundry Services, LLC	(4) (5) (6)	S +	4.75%		8.42%	5/28/2031		14	—	—	—
Crown Health Care Laundry Services, LLC	(4) (5) (6)	S +	4.75%		8.42%	5/28/2031		12	4	4	—
Crown Health Care Laundry Services, LLC	(4) (5)	S +	4.75%		8.42%	5/28/2031		73	73	73	0.02
Gateway US Holdings, Inc.	(4) (5)	S +	4.75%		8.45%	9/22/2028		3,194	3,194	3,178	0.69
Gateway US Holdings, Inc.	(4) (5) (6)	S +	4.75%		8.45%	9/22/2028		131	—	(1)	—
Gateway US Holdings, Inc.	(4) (5)	S +	4.75%		8.45%	9/22/2028		167	167	166	0.04
Gateway US Holdings, Inc.	(4) (5)	S +	4.75%		8.45%	9/22/2028		734	730	730	0.16
Medvet Associates LLC	(4) (5)	S +	4.75%		8.42%	6/25/2031		8,000	7,968	8,000	1.74
Medvet Associates LLC	(4) (5) (6)	S +	4.75%		8.42%	6/25/2031		2,000	—	—	—
Modernizing Medicine Inc.	(4) (5)	S +	4.75%	(2.25% PIK)	8.45%	4/30/2032		93	93	94	0.02
Modernizing Medicine Inc.	(4) (5) (6)	S +	4.75%	(2.25% PIK)	8.45%	4/30/2032		8	—	—	—
Mountain Parent, Inc.	(4) (5) (6)	S +	4.75%		8.45%	6/27/2031		774	(3)	(4)	—
Mountain Parent, Inc.	(4) (5) (6)	S +	4.75%		8.45%	6/27/2031		1,452	—	(7)	—
Mountain Parent, Inc.	(4) (5)	S +	4.75%		8.45%	6/27/2031		7,008	6,980	6,973	1.52
National Resilience LLC	(4) (5)			(8.00% PIK)	8.00%	11/21/2030		305	312	305	0.07
National Resilience LLC	(4) (5)	S +	8.25%		11.95%	11/21/2030		868	835	833	0.18
National Resilience LLC	(4) (5) (6)	S +	8.25%		11.95%	11/21/2030		496	(18)	(20)	(0.01)
National Resilience LLC	(4) (5) (6)	S +	8.25%		11.95%	11/21/2030		331	38	38	0.01
Next Holdco, LLC	(4) (5) (6)	S +	5.25%		8.89%	11/9/2029		491	(4)	(2)	—
Next Holdco, LLC	(4) (5)	S +	5.25%		8.89%	11/12/2030		4,999	4,944	4,974	1.08
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	5.00%		8.67%	10/15/2032		617	(8)	(5)	—
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	5.00%		8.67%	10/15/2032		168	88	88	0.02
Packaging Coordinators Midco, Inc.	(4) (5)	S +	5.00%		8.67%	10/15/2032		7,321	7,230	7,267	1.58
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	5.00%		8.67%	10/15/2032		1,167	(11)	(9)	—
Packaging Coordinators Midco, Inc.	(4) (5) (7)	SN +	5.00%		8.73%	10/15/2032	GBP	503	659	658	0.14
PetVet Care Centers, LLC	(4) (5)	S +	6.00%		9.67%	11/15/2030		10,464	10,387	9,627	2.10
PetVet Care Centers, LLC	(4) (5) (6)	S +	6.00%		9.68%	11/15/2029		1,396	272	168	0.04
Surmodics, Inc.	(4) (5)	S +	5.00%		8.69%	11/19/2032		1,204	1,196	1,195	0.26
Surmodics, Inc.	(4) (5) (6)	S +	5.00%		8.69%	11/19/2032		258	—	(2)	—
Surmodics, Inc.	(4) (5) (6)	S +	5.00%		8.69%	11/19/2031		138	(1)	(1)	—
TecoStar Holdings, Inc.	(4) (5)	S +	8.00%		11.65%	7/6/2029		4,285	4,222	4,285	0.93
Tyber Medical LLC	(4) (5) (6)	S +	5.00%		8.64%	6/14/2032		17	—	—	—
Tyber Medical LLC	(4) (5) (6)	S +	5.00%		8.64%	6/12/2031		8	5	4	—
Tyber Medical LLC	(4) (5) (6)	S +	5.00%		8.64%	6/12/2031		1	—	—	—
Tyber Medical LLC	(4) (5)	S +	5.00%		8.64%	6/14/2032		59	58	58	0.01
Tyber Medical LLC	(4) (5)	E +	5.00%		7.30%	6/14/2032	EUR	12	14	13	—
Tyber Medical LLC	(4) (5)	E +	5.00%		7.03%	6/12/2031	EUR	2	2	2	—
									54,218	53,462	11.64

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate(2)	Maturity Date		Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
High Tech
Banyan Software Holdings, LLC	(4) (5)	S +	5.50%		9.17%	1/2/2031		60	60	60	0.01
Banyan Software Holdings, LLC	(4) (5) (6)	S +	5.50%		9.17%	1/2/2031		7	1	1	—
Banyan Software Holdings, LLC	(4) (5)	S +	5.50%		9.17%	1/2/2031		32	32	32	0.01
CentralSquare Technologies, LLC	(4) (5) (6)	S +	5.75%		9.42%	4/12/2030		867	(7)	—	—
CentralSquare Technologies, LLC	(4) (5)	S +	5.75%		9.42%	4/12/2030		7,934	7,866	7,934	1.73
Chase Intermediate, LLC	(4) (5)	S +	4.75%		8.42%	10/30/2028		8,547	8,515	8,504	1.85
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%		8.45%	10/30/2028		433	161	162	0.04
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%		8.42%	10/30/2028		200	14	13	—
Drivecentric Holdings LLC	(4) (5) (6)	S +	4.50%		8.20%	8/15/2031		50	—	—	—
Drivecentric Holdings LLC	(4) (5)	S +	4.50%		8.20%	8/15/2031		50	50	50	0.01
Eagan Sub, Inc.	(4) (5)	S +	4.25%		7.92%	9/8/2032		8,075	8,056	8,054	1.75
Eagan Sub, Inc.	(4) (5) (6)	S +	4.25%		7.92%	9/8/2032		2,019	—	(5)	—
Eagan Sub, Inc.	(4) (5) (6)	S +	4.25%		7.92%	9/8/2032		1,077	(3)	(3)	—
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%		8.66%	7/2/2031		1,824	708	710	0.15
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%		8.66%	7/2/2031		733	(1)	—	—
Everbridge Holdings, LLC	(4) (5)	S +	5.00%		8.66%	7/2/2031		7,242	7,227	7,242	1.58
Flexera Software, Inc.	(4) (5)	S +	4.50%		8.15%	8/16/2032		70	70	70	0.02
Flexera Software, Inc.	(4) (5)	E +	4.50%		6.45%	8/16/2032	EUR	21	25	24	—
Flexera Software, Inc.	(4) (5) (6)	S +	4.50%		8.15%	8/16/2032		5	—	—	—
Granicus, Inc.	(4) (5) (6)	S +	5.00%	(2.00% PIK)	8.67%	1/17/2031		384	(1)	—	—
Granicus, Inc.	(4) (5)	S +	5.50%	(2.00% PIK)	9.17%	1/17/2031		2,788	2,778	2,788	0.61
Granicus, Inc.	(4) (5)	S +	5.00%	(2.00% PIK)	8.67%	1/17/2031		413	413	413	0.09
Greenway Health, LLC	(4) (5)	S +	6.75%		10.45%	4/1/2029		8,974	8,861	8,974	1.95
Jeppesen	(4) (5)	S +	4.75%		8.42%	11/1/2032		742	739	732	0.16
Jeppesen	(4) (5) (6)	S +	4.75%		8.42%	11/1/2032		38	—	(1)	—
Majesco, LLC	(4) (5)	S +	4.50%		8.20%	1/7/2033		1,041	1,039	1,040	0.23
Majesco, LLC	(4) (5) (6)	S +	4.50%		8.20%	1/7/2033		90	—	—	—
Maverick Bidco, Inc. (Mitratech)	(4) (5)	S +	4.75%		8.42%	12/2/2031		92	91	91	0.02
Maverick Bidco, Inc. (Mitratech)	(4) (5) (6)	S +	4.75%		8.42%	12/2/2031		4	—	—	—
Maverick Bidco, Inc. (Mitratech)	(4) (5) (6)	S +	4.75%		8.42%	12/2/2031		5	—	—	—
PDI TA Holdings, Inc.	(4) (5)	S +	5.75%	(2.25% PIK)	9.67%	2/3/2031		2,092	2,077	2,056	0.45
PDI TA Holdings, Inc.	(4) (5) (6)	S +	5.50%	(2.25% PIK)	9.17%	2/3/2031		173	161	159	0.03
									48,932	49,100	10.69
Insurance
Beyond Risk	(4) (5)	S +	4.75%		8.42%	3/11/2033		64	64	64	0.01
Beyond Risk	(4) (5) (6)	S +	4.75%		8.42%	3/11/2033		25	—	—	—
Beyond Risk	(4) (5) (6)	S +	4.75%		8.42%	3/11/2033		11	—	—	—
Integrity Marketing Acquisition, LLC	(4) (5)	S +	5.00%		8.67%	8/25/2028		5,615	5,597	5,614	1.22

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate(2)	Maturity Date		Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
MAI Capital Management Intermediate, LLC	(4) (5)	S +	4.75%		8.45%	8/29/2031		2,751	2,740	2,737	0.60
MAI Capital Management Intermediate, LLC	(4) (5)	S +	4.75%		8.45%	8/29/2031		1,617	1,610	1,609	0.35
MAI Capital Management Intermediate, LLC	(4) (5) (6)	S +	4.75%		8.45%	8/29/2031		610	223	223	0.05
Shelf Bidco Ltd.	(4) (5) (8)	S +	5.00%		8.67%	8/21/2031		8,304	8,269	8,304	1.81
THG Acquisition, LLC	(4) (5)	S +	4.75%		8.42%	10/31/2031		74	74	74	0.02
THG Acquisition, LLC	(4) (5) (6)	S +	4.75%		8.42%	10/31/2031		17	6	6	—
THG Acquisition, LLC	(4) (5) (6)	S +	4.75%		8.42%	10/31/2031		8	2	2	—
									18,585	18,633	4.06
Media: Diversified & Production
Aurelia Netherlands Midco 2 B.V.	(4) (5) (8)	E +	4.75%		6.77%	5/29/2031	EUR	11,569	12,651	13,263	2.89
Circana Group, L.P.	(4) (5) (6)	S +	4.25%		7.95%	12/1/2028		1,014	(8)	—	—
Circana Group, L.P.	(4) (5)	S +	4.25%		7.95%	12/3/2029		9,376	9,257	9,377	2.04
									21,900	22,640	4.93
Printing and Publishing
Recorded Books Inc.	(4) (5) (6)	S +	5.00%		8.68%	8/31/2029		1,160	530	540	0.12
Recorded Books Inc.	(4) (5)	S +	5.00%		8.67%	9/3/2030		14,017	13,843	14,007	3.05
									14,373	14,547	3.17
Retail Stores
New Look Vision Group, Inc.	(4) (5) (7) (8)	C +	5.25%		7.56%	5/26/2028	CAD	6,158	4,394	4,412	0.96
New Look Vision Group, Inc.	(4) (5) (6) (8)	C +	5.25%		7.56%	5/26/2028	CAD	850	200	184	0.04
New Look Vision Group, Inc.	(4) (5) (7) (8)	C +	5.25%		7.56%	5/26/2028	CAD	410	292	294	0.06
New Look Vision Group, Inc.	(4) (5) (8)	S +	5.25%		8.95%	5/26/2028		1,270	1,237	1,270	0.28
New Look Vision Group, Inc.	(4) (5) (7) (8)	C +	5.25%		7.56%	5/26/2028	CAD	787	561	564	0.12
New Look Vision Group, Inc.	(4) (5) (8)	S +	5.25%		8.95%	5/26/2028		144	141	144	0.03
									6,825	6,868	1.49
Services: Business
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	4.50%		8.17%	6/3/2030		2,273	(12)	—	—
Baker Tilly Advisory Group, LP	(4) (5)	S +	4.75%		8.42%	6/3/2031		9,831	9,773	9,831	2.14
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	4.50%		8.17%	6/3/2031		672	(1)	(3)	—
Baker Tilly Advisory Group, LP	(4) (5)	S +	4.50%		8.17%	6/3/2031		3,851	3,836	3,832	0.84
Deerfield Dakota Holding LLC	(4) (5)	S +	5.75%	(2.75% PIK)	9.45%	9/13/2032		5,648	5,621	5,619	1.22
Deerfield Dakota Holding LLC	(4) (5) (6)	S +	5.25%	(2.75% PIK)	8.93%	9/13/2032		523	102	102	0.02
FR Vision Holdings, Inc.	(4) (5)	S +	5.00%		8.67%	1/20/2031		1,094	1,089	1,088	0.24
FR Vision Holdings, Inc.	(4) (5) (6)	S +	5.00%		8.67%	1/20/2031		2,490	241	230	0.05
FR Vision Holdings, Inc.	(4) (5) (6)	S +	5.00%		8.67%	1/21/2030		580	(4)	(3)	—
FR Vision Holdings, Inc.	(4) (5)	S +	5.00%		8.67%	1/20/2031		2,296	2,280	2,285	0.50

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
FR Vision Holdings, Inc.	(4) (5)	S +	5.00%		8.67%	1/20/2031	7,054	7,001	7,018	1.53
GC Waves Holdings, Inc.	(4) (5)	S +	4.50%		8.17%	10/4/2030	7,282	7,158	7,264	1.58
GI Apple Midco LLC	(4) (5) (6)	S +	6.75%		10.42%	4/19/2029	1,133	498	510	0.11
GI Apple Midco LLC	(4) (5)	S +	6.75%		10.42%	4/19/2030	7,243	7,146	7,243	1.58
GI Apple Midco LLC	(4) (5)	S +	6.75%		10.42%	4/19/2030	174	173	174	0.04
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		8.65%	9/2/2031	1,466	278	274	0.06
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		8.65%	9/2/2031	587	(5)	(3)	—
Jensen Hughes Inc.	(4) (5)	S +	5.00%		8.65%	9/2/2031	5,178	5,135	5,152	1.12
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%		8.65%	9/2/2031	342	—	(2)	—
NAVEX TopCo Inc	(4) (5)	S +	5.00%		8.68%	10/14/2032	48	48	48	0.01
NAVEX TopCo Inc	(4) (5) (6)	S +	5.00%		8.68%	10/14/2031	1	—	—	—
NAVEX TopCo Inc	(4) (5) (6)	S +	5.00%		8.68%	10/14/2032	23	—	—	—
OEConnection LLC	(4) (5)	S +	4.50%		8.17%	12/23/2032	57	57	57	0.01
OEConnection LLC	(4) (5) (6)	S +	4.50%		8.17%	12/23/2032	34	—	—	—
OEConnection LLC	(4) (5) (6)	S +	4.50%		8.17%	12/23/2032	9	—	—	—
Pave America LLC	(4) (5) (6)	S +	4.75%		8.45%	8/27/2032	679	237	237	0.05
Pave America LLC	(4) (5) (7)	S +	5.25%	(2.88% PIK)	8.95%	8/27/2032	2,636	2,624	2,623	0.57
Pave America LLC	(4) (5) (6) (7)	S +	5.25%	(2.88% PIK)	8.91%	8/27/2032	906	267	263	0.06
PT Intermediate Holdings III, LLC	(4) (5) (6)	S +	4.75%		8.45%	4/9/2030	198	—	—	—
PT Intermediate Holdings III, LLC	(4) (5)	S +	4.75%		8.45%	4/9/2030	12,658	12,516	12,658	2.76
Rimkus Consulting Group Inc.	(4) (5) (6)	S +	5.25%		8.91%	4/1/2030	463	114	111	0.02
Rimkus Consulting Group Inc.	(4) (5) (7)	S +	5.25%		8.91%	4/1/2031	3,409	3,389	3,375	0.74
Rimkus Consulting Group Inc.	(4) (5) (6) (7)	S +	5.25%		8.91%	4/1/2031	865	206	197	0.04
Sciens Building Solutions (Java Buyer)	(4) (5) (6)	S +	4.75%		8.45%	12/15/2030	10	—	—	—
Sciens Building Solutions (Java Buyer)	(4) (5) (6)	S +	4.75%		8.42%	12/15/2030	29	6	5	—
Sciens Building Solutions (Java Buyer)	(4) (5)	S +	4.75%		8.45%	12/15/2030	61	61	61	0.01
STV Group, Inc.	(4) (5)	S +	4.75%		8.42%	3/20/2031	4,287	4,254	4,287	0.93
STV Group, Inc.	(4) (5) (6)	S +	4.75%		8.42%	3/20/2030	875	(6)	—	—
USIC Holdings Inc.	(4) (5)	S +	5.50%		9.17%	9/10/2031	8,325	8,290	8,283	1.80
USIC Holdings Inc.	(4) (5) (6)	S +	5.25%		11.00%	9/10/2031	1,073	928	927	0.20
USIC Holdings Inc.	(4) (5) (6)	S +	5.50%		9.17%	9/10/2031	507	340	338	0.07
								83,640	84,081	18.30
Services: Consumer
The Kleinfelder Group, Inc.	(4) (5)	S +	5.00%		8.67%	9/18/2030	12,279	12,274	12,248	2.67
The Kleinfelder Group, Inc.	(4) (5) (6)	S +	5.00%		8.67%	9/18/2028	1,643	(8)	(4)	—
The Kleinfelder Group, Inc.	(4) (5)	S +	4.50%		8.17%	9/18/2030	1,304	1,304	1,301	0.28
W.A. Kendall and Company, LLC	(4) (5)	S +	5.75%		9.81%	4/22/2030	2	2	2	—
W.A. Kendall and Company, LLC	(4) (5) (6)	S +	5.75%		9.71%	4/22/2030	54	10	11	—
W.A. Kendall and Company, LLC	(4) (5)	S +	5.75%		9.81%	4/22/2030	36	36	36	0.01

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
W.A. Kendall and Company, LLC	(4) (5) (6)	S +	5.88%		9.84%	4/22/2030	7	5	5	—
Wrench Group LLC	(4) (5)	S +	4.75%		8.45%	9/3/2032	3,984	3,966	3,964	0.86
Wrench Group LLC	(4) (5) (6)	S +	4.75%		8.45%	9/3/2032	545	—	(3)	—
Wrench Group LLC	(4) (5) (6)	S +	4.75%		8.45%	9/3/2031	545	(2)	(3)	—
								17,587	17,557	3.82
Telecommunications
Omni Fiber, LLC	(4) (5)	S +	5.25%		8.90%	7/3/2029	6	6	6	—
Omni Fiber, LLC	(4) (5)	S +	5.25%		8.95%	7/3/2029	12	12	12	—
Omni Fiber, LLC	(4) (5) (6)	S +	5.25%		8.91%	7/3/2029	82	43	43	0.01
								61	61	0.01
Utilities: Water
United Flow Technologies	(4) (5) (6)	S +	4.50%		8.20%	12/6/2032	390	45	43	0.01
United Flow Technologies	(4) (5)	S +	5.00%	(2.75% PIK)	8.70%	12/6/2032	1,073	1,068	1,068	0.23
United Flow Technologies	(4) (5) (6)	S +	4.50%		8.17%	12/6/2032	147	9	9	—
								1,122	1,120	0.24

Total First Lien Debt								$418,671	$416,652	90.70%

Second Lien Debt
High Tech
Polaris Newco LLC	(4) (5)	S +	9.00%		12.77%	6/4/2029	6,200	6,099	4,774	1.04
								6,099	4,774	1.04
Services: Consumer
BCPE Empire Holdings, Inc.	(4) (5)	S +	5.25%		8.92%	12/31/2031	100	99	99	0.02
								99	99	0.02

Total Second Lien Debt								$6,198	$4,873	1.06%

Preferred Equity
Automobile
FleetPride, Inc.	(4) (5)			(14.50% PIK)	14.50%			98	98	0.02
FleetPride, Inc.	(4) (5)							10	10	0.01
								108	108	0.03

Total Preferred Equity								$108	$108	0.03%

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Total Investments—non-controlled/non-affiliated						$424,977	$421,633	91.79%
Total Portfolio Investments						$424,977	$421,633	91.79%
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

Investments—non- controlled/non- affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
AI Titan Parent Inc.	Revolver	8/29/2031	$1,207	$(3)
AI Titan Parent Inc.	2026 Delayed Draw Term Loan	8/29/2031	973	(2)
Arax MidCo, LLC	2026 Revolver	3/24/2032	36	—
Arax MidCo, LLC	2025 4th Amendment Revolver	3/24/2032	6	—
Ascend Buyer LLC	2024 2nd Amendment Revolver	9/29/2028	308	—
Associations, Inc.	2024 Special Purpose Delayed Draw Term Loan	7/3/2028	286	—
Associations, Inc.	Revolver	7/3/2028	185	—
Baker Tilly Advisory Group, LP	2025 Delayed Draw Term Loan	6/3/2030	2,273	—
Baker Tilly Advisory Group, LP	2024 Revolver	6/3/2031	672	(3)
Banyan Software Holdings, LLC	2021 Revolver	1/2/2031	6	—
Beacon Pointe Advisors, LLC	2026 Delayed Draw Term Loan	12/29/2027	627	—
Beyond Risk	2026 Revolver	3/11/2033	25	—
Beyond Risk	2024 Revolver	3/11/2033	11	—
CentralSquare Technologies, LLC	2023 Revolver	4/12/2030	867	—
Chase Intermediate, LLC	2025 Delayed Draw Term Loan	10/30/2028	270	(1)
Chase Intermediate, LLC	2025 Revolver	10/30/2028	186	(1)
Circana Group, L.P.	Revolver	12/1/2028	1,014	—
Cliffwater LLC	2024 Revolver	4/22/2032	1,009	(2)
Coding Solutions Acquisition Inc.	2024 Delayed Draw Term Loan	8/7/2031	420	(4)

Coding Solutions Acquisition Inc.	2025 Revolver	8/7/2031	187	(2)
Crown Health Care Laundry Services, LLC	2025 Delayed Draw Term Loan	5/28/2031	14	—
Crown Health Care Laundry Services, LLC	2025 Revolver	5/28/2031	8	—
Deerfield Dakota Holding LLC	2025 1st Amendment Delayed Draw Term Loan	9/13/2032	418	(2)
Drivecentric Holdings, LLC	Delayed Draw Term Loan	8/15/2031	50	—
Eagan Sub, Inc.	Revolver	9/8/2032	2,019	(5)
Eagan Sub, Inc.	Delayed Draw Term Loan	9/8/2032	1,077	(3)
Everbridge Holdings, LLC	Revolver	7/2/2031	1,115	—
Everbridge Holdings, LLC	Revolver	7/2/2031	733	—
Evergreen IX Borrower 2023 LLC	2024 Delayed Draw Term Loan	10/1/2029	599	—
Farsound Aviation Limited	2025 Revolver	12/3/2031	952	(6)
Flexera Software, Inc.	Delayed Draw Term Loan	8/16/2032	5	—
FR Vision Holdings, Inc.	Revolver	1/20/2031	2,248	(11)
FR Vision Holdings, Inc.	Revolver	1/21/2030	580	(3)
Gateway US Holdings, Inc.	Revolver	9/22/2028	131	(1)
GI Apple Midco LLC	2024 Revolver	4/19/2029	623	—
Granicus, Inc.	2025 6th Amendment Tranche A DDTL	1/17/2031	384	—
Higginbotham Insurance Agency, Inc.	2025 6th Amendment Tranche B DDTL	6/11/2031	313	—
Higginbotham Insurance Agency, Inc.	2024 Delayed Draw Term Loan	6/11/2031	200	—
Jensen Hughes Inc.	2024 Revolver	9/2/2031	1,185	(6)
Jensen Hughes Inc.	2024 1st Lien Delayed Draw Term Loan	9/2/2031	587	(3)
Jensen Hughes Inc.	Revolver	9/2/2031	342	(2)
Jeppesen	Revolver	11/1/2032	38	(1)
MAI Capital Management Intermediate LLC	2026 Revolver	8/29/2031	384	(2)
Majesco, LLC	2023 Revolver	1/7/2033	90	—
Mammoth Holdings, LLC	2025 Tranche A Revolver	11/15/2029	909	(18)
Mantech International CP	2025 Delayed Draw Term Loan	9/14/2028	444	—
Maverick Bidco, Inc. (Mitratech)	2025 Revolver	12/2/2031	5	—
Maverick Bidco, Inc. (Mitratech)	Delayed Draw Term Loan	12/2/2031	4	—
Medvet Associates LLC	Revolver	6/27/2031	2,000	—
Modernizing Medicine Inc.	2024 Delayed Draw Term Loan	4/30/2032	8	—
Mountain Parent, Inc.	2024 Revolver	6/27/2031	1,452	(7)
Mountain Parent, Inc.	Delayed Draw Term Loan	6/27/2031	774	(4)
National Resilience LLC	Specified Delayed Draw Term Loan	11/21/2030	496	(20)
National Resilience LLC	Delayed Draw Term Loan	11/21/2030	293	—
NAVEX TopCo Inc	Revolver	10/14/2032	23	—
NAVEX TopCo Inc	Delayed Draw Term Loan	10/14/2031	1	—
NEFCO Construction Supply (NFO)	Revolver	1/13/2033	219	(1)
NEFCO Construction Supply (NFO)	CAD Revolver	1/13/2033	117	—
New Look Vision Group, Inc.	Revolver	5/26/2028	421	(122)

Next Holdco, LLC	Delayed Draw Term Loan	11/9/2029	491	(2)
NRO Holdings III Corp.	Revolver	7/15/2031	782	(4)
NRO Holdings III Corp.	2025 Delayed Draw Term Loan	7/15/2030	660	(3)
OEConnection LLC	2025 Revolver	12/23/2032	34	—
OEConnection LLC	2023 Delayed Draw Term Loan	12/23/2032	9	—
Ohio Transmission Corporation	2023 Revolver	12/19/2030	613	—
Ohio Transmission Corporation	2025 Incremental Delayed Draw Term Loan	12/19/2029	400	—
Omni Fiber, LLC	2025 Delayed Draw Term Loan	7/3/2029	38	—
Orion Advisor Solutions, Inc.	2025 Refinancing Delayed Draw Term Loan	11/26/2032	317	(1)
Packaging Coordinators Midco, Inc.	2025 Revolver	10/15/2032	1,167	(9)
Packaging Coordinators Midco, Inc.	2025 Initial Dollar SP Delayed Draw Term Loan	10/15/2032	617	(5)
Packaging Coordinators Midco, Inc.	2025 Delayed Draw Term Loan	10/15/2032	79	(1)
Pave America LLC	2025 Revolver	8/27/2032	639	(3)
Pave America LLC	2024 Revolver	8/27/2032	439	(2)
PDI TA Holdings, Inc.	2023 Revolver	2/3/2031	11	—
PetVet Care Centers, LLC	2025 Delayed Draw Term Loan	11/15/2029	1,117	(89)
Pike Corp	2025 Revolver	12/20/2032	255	(1)
Pike Corp	Revolver	12/20/2032	170	—
Poly-Wood, LLC	2024 Delayed Draw Term Loan	3/20/2030	720	(4)
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	4/9/2030	198	—
Quality Collision Group, LLC	Revolver	3/30/2033	19	—
Quality Collision Group, LLC	2023 Revolver	3/30/2033	6	—
Recorded Books Inc.	Delayed Draw Term Loan	8/31/2029	621	—
Rimkus Consulting Group Inc.	Revolver	4/1/2031	659	(7)
Rimkus Consulting Group Inc.	Delayed Draw Term Loan	4/1/2030	347	(3)
Rock Star Mergersub, LLC	Revolver	12/15/2031	344	(1)
Rock Star Mergersub, LLC	2026 Incremental Delayed Draw Term Loan	12/15/2031	304	(1)
Sciens Building Solutions (Java Buyer)	2026 Revolver	12/15/2030	23	—
Sciens Building Solutions (Java Buyer)	Delayed Draw Term Loan	12/15/2030	10	—
Service Logic	Revolver	12/16/2032	250	(1)
Service Logic	2021 Revolver	12/16/2032	88	—
Spectrum Automotive Holdings, Corp.	Delayed Draw Term Loan	6/29/2027	305	(2)
STS Aviation Group	Revolver	10/8/2031	20	—
STS Aviation Group	2024 Revolver	10/8/2030	2	—
STV Group, Inc.	Delayed Draw Term Loan	3/20/2030	875	—
Surmodics, Inc.	Revolver	11/19/2032	258	(2)
Surmodics, Inc.	Revolver	11/19/2031	138	(1)
The Kleinfelder Group, Inc.	Delayed Draw Term Loan	9/18/2028	1,642	(4)
ThermoSafe	Revolver	11/3/2032	33	—
ThermoSafe	2024 Delayed Draw Term Loan	11/3/2032	11	—

THG Acquisition, LLC	2024 Revolver	10/31/2031	10	—
THG Acquisition, LLC	2025 Replacement Revolver	10/31/2031	7	—
Truck-Lite Co., LLC	Delayed Draw Term Loan	2/13/2031	1,156	(6)
Tyber Medical LLC	USD Revolver	6/14/2032	17	—
Tyber Medical LLC	Multicurrency Revolver	6/12/2031	3	—
Tyber Medical LLC	Delayed Draw Term Loan	6/12/2031	1	—
United Flow Technologies	Revolver	12/6/2032	345	(2)
United Flow Technologies	2024 Specified Delayed Draw Term Loan	12/6/2032	136	(1)
USIC Holdings Inc.	2024 Revolver	9/10/2031	167	(1)
USIC Holdings Inc.	2025 Revolver	9/10/2031	141	$(1)
Vantage Specialty Chemicals	2025 7th Amendment Delayed Draw Term Loan	3/1/2029	6	$—
W.A. Kendall and Company, LLC	2025 7th Amendment Delayed Draw Term Loan	4/22/2030	44	—
W.A. Kendall and Company, LLC	Revolver	4/22/2030	2	—
Wrench Group LLC	2025 Delayed Draw Term Loan	9/3/2032	545	(3)
Wrench Group LLC	2025 Revolver	9/3/2031	545	(3)
			$49,665	$(398)
(7)Position or portion thereof unsettled as of March 31, 2026.
(8)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, non-qualifying assets totaled 7.27% of the Company’s total assets.
(9)As of March 31, 2026, the estimated net unrealized loss for federal tax purposes was $3.8 million based on a tax basis of $430.0 million. As of March 31, 2026, the estimated aggregate gross unrealized loss for federal income tax purposes was $6.6 million and the estimated aggregate gross unrealized gain for federal income tax purposes was $2.8 million.

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
State Street Bank & Trust Company	U.S. Dollar 667	Great Britain Pound 500	6/18/2026	$8
State Street Bank & Trust Company	U.S. Dollar 13,548	Euro 11,700	6/18/2026	27
State Street Bank & Trust Company	U.S. Dollar 6,088	Canadian Dollar 8,300	6/18/2026	121
Macquarie Bank Limited	Euro 50,000	U.S. Dollar 56,270	6/30/2026	1,543
Macquarie Bank Limited	Euro 50,000	U.S. Dollar 56,500	9/30/2026	1,502
Natwest Markets PLC	Euro 100	U.S. Dollar 109	12/31/2026	7
Natwest Markets PLC	U.S. Dollar 11,453	Euro 9,500	12/31/2026	400
Natwest Markets PLC	Euro 50,147	U.S. Dollar 54,720	12/31/2026	3,621
Natwest Markets PLC	Euro 32,195	U.S. Dollar 35,347	3/31/2027	2,203
Natwest Markets PLC	Euro 42,696	U.S. Dollar 48,238	6/30/2027	1,674
Natwest Markets PLC	Euro 41,650	U.S. Dollar 50,971	9/30/2027	(2,170)
City National Bank	Euro 50,470	U.S. Dollar 61,593	12/31/2027	(2,320)
City National Bank	Euro 46,528	U.S. Dollar 56,420	12/31/2027	(1,777)
City National Bank	Euro 46,356	U.S. Dollar 54,863	3/31/2028	(296)
				$4,543
See accompanying notes to the consolidated financial statements.

OHA Senior Private Lending Fund (U) LLC
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments-non-controlled/non-affiliated (1)	Footnotes	Reference Rate and Spread				Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Investments— non-controlled/non-affiliated
First Lien Debt
Aerospace and Defense
Evergreen IX Borrower 2023 LLC	(4) (5)	S +	4.75%			8.42%	9/30/2030	$5,322	$5,262	$5,322	1.14%
Evergreen IX Borrower 2023 LLC	(4) (5) (6)	S +	4.75%			8.42%	10/1/2029	599	(6)	—	—
Farsound Aviation Limited	(4) (5) (8)	S +	5.25%			9.09%	12/3/2031	5,238	5,194	5,186	1.11
Farsound Aviation Limited	(4) (5) (6) (8)	S +	5.25%			9.09%	12/3/2031	952	—	(10)	—
Mantech International CP	(4) (5)	S +	4.50%			8.29%	9/14/2029	3,678	3,632	3,678	0.79
Mantech International CP	(4) (5) (6)	S +	4.50%			8.29%	9/14/2029	106	(1)	—	—
Mantech International CP	(4) (5) (6)	S +	4.50%			8.29%	9/14/2028	444	(4)	—	—
STS Aviation Group	(4) (5) (6)	S +	5.00%			8.84%	10/8/2031	20	—	—	—
STS Aviation Group	(4) (5)	S +	5.00%			8.84%	10/8/2031	72	71	71	0.02
STS Aviation Group	(4) (5) (6)	S +	5.00%			8.84%	10/8/2030	8	6	6	—
									14,154	14,253	3.06
Automobile
FleetPride, Inc.	(4) (5)	S +	5.50%			9.36%	10/28/2031	1,490	1,479	1,479	0.32
Mammoth Holdings, LLC	(4) (5) (6)	S +	6.00%			9.72%	11/15/2029	909	218	205	0.04
Mammoth Holdings, LLC	(4) (5)	S +	6.00%			9.67%	11/15/2030	7,127	7,073	6,985	1.50
Mammoth Holdings, LLC	(4) (5)	S +	6.00%			9.94%	11/15/2030	1,792	1,778	1,755	0.38
Wheels Bidco, Inc.	(4) (5)	S +	5.50%			9.40%	11/3/2031	5,000	4,956	5,000	1.07
									15,504	15,424	3.31
Buildings and Real Estate
Associations, Inc.	(4) (5) (6)	S +	6.50%			10.66%	7/3/2028	286	—	—	—
Associations, Inc.	(4) (5) (6)	S +	6.50%			10.66%	7/3/2028	355	152	152	0.03
Associations, Inc.	(4) (5)	S +	6.50%			10.66%	7/3/2028	4,546	4,545	4,548	0.98
Associations, Inc.	(4) (5)			(14.25	% PIK)	14.25%	5/3/2030	326	325	326	0.07
Associations, Inc.	(4) (5)			(14.25	% PIK)	14.25%	5/3/2030	852	851	852	0.18
Service Logic	(4) (5)	S +	4.50%			8.21%	12/16/2032	905	903	903	0.20
Service Logic	(4) (5) (6)	S +	4.50%			8.21%	12/16/2032	250	—	(1)	—
Service Logic	(4) (5) (6)	S +	4.50%			8.21%	12/16/2032	125	(1)	—	—
									6,775	6,780	1.46

Investments-non-controlled/non-affiliated (1)	Footnotes	Reference Rate and Spread				Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Capital Equipment
AI Titan Parent Inc.	(4) (5) (6)	S +	4.50%			8.32%	8/29/2031	1,557	349	346	0.07
AI Titan Parent Inc.	(4) (5) (6)	S +	4.50%			8.22%	8/29/2031	973	(4)	(2)	—
AI Titan Parent Inc.	(4) (5)	S +	4.50%			8.22%	8/29/2031	7,786	7,753	7,766	1.67
Ohio Transmission Corporation	(4) (5) (6)	S +	5.75%			9.42%	12/19/2029	1,000	694	700	0.15
Ohio Transmission Corporation	(4) (5) (6)	S +	5.75%			9.42%	12/19/2030	613	(5)	—	—
Ohio Transmission Corporation	(4) (5)	S +	5.75%			9.42%	12/19/2030	8,323	8,258	8,323	1.79
Pike Corp	(4) (5)	S +	4.50%			8.20%	12/20/2032	1,174	1,169	1,171	0.25
Pike Corp	(4) (5) (6)	S +	4.50%			8.20%	12/20/2032	170	(1)	—	—
Pike Corp	(4) (5) (6)	S +	4.50%			8.20%	12/20/2032	255	(1)	(1)	—
Truck-Lite Co., LLC	(4) (5)	S +	4.75%			8.48%	2/13/2032	11,235	11,144	11,179	2.40
Truck-Lite Co., LLC	(4) (5) (6)	S +	4.75%			8.48%	2/13/2031	1,156	(8)	(6)	—
Truck-Lite Co., LLC	(4) (5) (6)	S +	4.75%			8.45%	2/13/2032	415	239	240	0.05
									29,587	29,716	6.38

Chemicals, Plastics and Rubber
ASP Unifax Holdings, Inc.	(5) (7)	S +	7.75%	(4.75	% PIK)	11.75%	9/28/2029	5,309	5,140	4,247	0.91
BCPE HIPH Parent, Inc.	(4) (5)	S +	5.75%			9.47%	10/7/2030	911	893	906	0.19
BCPE HIPH Parent, Inc.	(4) (5)	S +	5.75%			9.47%	10/7/2030	2,991	2,938	2,977	0.64
Meridian Adhesives Group, Inc.	(4) (5)	S +	6.00%			9.67%	9/3/2029	7,337	7,151	7,337	1.58
Meridian Adhesives Group, Inc.	(4) (5) (7)	S +	6.00%			9.67%	9/3/2029	1,247	1,216	1,247	0.27
Vantage Specialty Chemicals	(4) (5)	S +	6.75%	(2.75	% PIK)	10.42%	8/29/2029	92	90	90	0.02
Vantage Specialty Chemicals	(4) (5) (6)	S +	6.25%			10.42%	3/1/2029	8	—	—	—
									17,428	16,804	3.61
Construction & Building
FloWorks International	(4) (5)	S +	4.75%			8.57%	11/26/2031	88	88	88	0.02
FloWorks International	(4) (5)	S +	4.75%			8.57%	11/26/2031	11	11	11	—
NRO Holdings III Corp.	(4) (5)	S +	5.25%			9.15%	7/15/2031	6,573	6,517	6,540	1.40
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%			9.01%	7/15/2031	2,078	1,286	1,286	0.28
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%			8.99%	7/15/2030	1,050	817	820	0.17
Orion Advisor Solutions, Inc.	(4) (5) (6)	S +	4.50%			8.34%	11/26/2032	396	—	(2)	—
Orion Advisor Solutions, Inc.	(4) (5)	S +	4.50%			8.34%	11/26/2032	1,204	1,200	1,199	0.26
									9,919	9,942	2.13
Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25	% PIK)	11.13%	6/23/2028	3,282	3,234	2,937	0.63
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25	% PIK)	11.13%	6/23/2028	690	679	617	0.13
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.25%	(3.25	% PIK)	11.38%	6/23/2028	1,352	1,339	1,217	0.26
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25	% PIK)	11.13%	6/23/2028	7,045	6,938	6,306	1.36

Investments-non-controlled/non-affiliated (1)	Footnotes	Reference Rate and Spread				Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25	% PIK)	11.13%	6/23/2028	2,341	2,305	2,095	0.45
Poly-Wood, LLC	(4) (5) (6)	S +	4.88%			8.59%	3/20/2030	1,350	—	(7)	—
Poly-Wood, LLC	(4) (5) (6)	S +	4.88%			8.59%	3/20/2030	1,350	(11)	(7)	—
Poly-Wood, LLC	(4) (5) (7)	S +	4.88%			8.59%	3/20/2030	7,074	7,014	7,039	1.51
									21,498	20,197	4.34
Containers, Packaging and Glass
Ascend Buyer LLC	(4) (5)	S +	5.25%			8.92%	9/29/2028	178	177	178	0.04
Ascend Buyer LLC	(4) (5) (6)	S +	5.25%			8.94%	9/29/2028	358	49	50	0.01
PPC Flexible Packaging	(4) (5)	S +	5.25%			8.92%	9/29/2028	3,977	3,932	3,977	0.85
ThermoSafe	(4) (5) (6)	S +	4.75%			8.60%	11/3/2032	33	—	—	—
ThermoSafe	(4) (5)	S +	4.75%			8.60%	11/3/2032	56	55	55	0.01
ThermoSafe	(4) (5) (6)	S +	4.75%			8.60%	11/3/2032	11	—	—	—
									4,213	4,260	0.91
Ecological
Rock Star Mergersub, LLC	(4) (5)	S +	5.25%			8.85%	12/15/2031	3,114	3,100	3,106	0.67
Rock Star Mergersub, LLC	(4) (5) (6)	S +	4.75%			8.61%	12/15/2031	420	114	115	0.02
Rock Star Mergersub, LLC	(4) (5) (6)	S +	4.75%			8.63%	12/15/2031	989	126	124	0.03
									3,340	3,345	0.72
Finance
Arax MidCo, LLC	(4) (5)	S +	5.00%			8.99%	4/11/2029	46	46	46	0.01
Arax MidCo, LLC	(4) (5) (6)	S +	5.00%			8.99%	4/11/2029	54	—	—	—
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.50%			8.22%	12/29/2028	653	651	653	0.14
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.50%			8.22%	12/29/2028	5,837	5,804	5,837	1.25
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.50%			8.22%	12/29/2028	2,290	2,276	2,290	0.49
Beacon Pointe Advisors, LLC	(4) (5) (6)	S +	4.50%			8.22%	12/29/2027	627	(2)	—	—
Cliffwater LLC	(4) (5)	S +	4.75%			8.47%	4/22/2032	5,986	5,942	5,971	1.28
Cliffwater LLC	(4) (5) (6)	S +	4.75%			8.47%	4/22/2032	1,009	(7)	(3)	—
Higginbotham Insurance Agency, Inc.	(4) (5)	S +	4.50%			8.22%	6/11/2031	2,480	2,480	2,480	0.53
Higginbotham Insurance Agency, Inc.	(4) (5) (6)	S +	4.50%			8.22%	6/11/2031	200	—	—	—
Higginbotham Insurance Agency, Inc.	(4) (5) (6)	S +	4.50%			8.22%	6/11/2031	314	—	—	—
Spectrum Automotive Holdings, Corp.	(4) (5) (6)	S +	4.25%			11.00%	6/29/2027	305	(3)	—	—
Spectrum Automotive Holdings, Corp.	(4) (5)	S +	5.25%			8.97%	6/29/2028	7,939	7,815	7,939	1.71
Spectrum Automotive Holdings, Corp.	(4) (5)	S +	5.25%			8.97%	6/29/2028	2,214	2,178	2,214	0.48
									27,180	27,427	5.89
Healthcare, Education and Childcare
Coding Solutions Acquisition Inc.	(4) (5)	S +	5.00%			8.72%	8/7/2031	4,846	4,808	4,798	1.03
Coding Solutions Acquisition Inc.	(4) (5) (6)	S +	5.00%			8.72%	8/7/2031	187	(2)	(2)	—
Coding Solutions Acquisition Inc.	(4) (5) (6)	S +	5.00%			8.72%	8/7/2031	420	(4)	(4)	—

Investments-non-controlled/non-affiliated (1)	Footnotes	Reference Rate and Spread				Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
Crown Health Care Laundry Services, LLC	(4) (5) (6)	S +	4.75%			8.48%	5/28/2031		14	—	—	—
Crown Health Care Laundry Services, LLC	(4) (5) (6)	S +	4.75%			8.48%	5/28/2031		12	—	—	—
Crown Health Care Laundry Services, LLC	(4) (5) (7)	S +	4.75%			8.48%	5/28/2031		74	73	73	0.01
Gateway US Holdings, Inc.	(4) (5)	S +	4.75%			8.42%	9/22/2028		3,202	3,202	3,202	0.69
Gateway US Holdings, Inc.	(4) (5) (6)	S +	4.75%			8.42%	9/22/2028		131	—	—	—
Gateway US Holdings, Inc.	(4) (5) (7)	S +	4.75%			8.42%	9/22/2028		167	167	167	0.04
Gateway US Holdings, Inc.	(4) (5) (7)	S +	4.75%			8.42%	9/22/2028		736	730	736	0.16
Medvet Associates LLC	(4) (5)	S +	4.75%			8.47%	6/25/2031		8,000	7,967	8,000	1.72
Medvet Associates LLC	(4) (5) (6)	S +	4.75%			8.47%	6/25/2031		2,000	—	—	—
Modernizing Medicine Inc.	(4) (5) (7)	S +	4.75%	(2.25	% PIK)	8.42%	4/30/2032		93	93	93	0.02
Modernizing Medicine Inc.	(4) (5) (6)	S +	4.75%	(2.25	% PIK)	8.42%	4/30/2032		8	—	—	—
Mountain Parent, Inc.	(4) (5) (6)	S +	4.75%			8.42%	6/27/2031		774	(3)	(4)	—
Mountain Parent, Inc.	(4) (5) (6)	S +	4.75%			8.42%	6/27/2031		1,452	—	(7)	—
Mountain Parent, Inc.	(4) (5)	S +	4.75%			8.42%	6/27/2031		7,026	6,997	6,991	1.50
National Resilience LLC	(4) (5)	S +	8.25%			12.12%	11/21/2030		868	834	833	0.18
National Resilience LLC	(4) (5) (6)	S +	8.25%			12.12%	11/21/2030		496	(19)	(20)	—
National Resilience LLC	(4) (5) (6) (7)	S +	8.25%			12.12%	11/21/2030		331	—	—	—
National Resilience LLC	(4) (5)			(8.00	% PIK)	8.00%	7/23/2035		305	305	305	0.07
Next Holdco, LLC	(4) (5)	S +	5.25%			9.09%	11/12/2030		5,012	4,955	4,987	1.07
Next Holdco, LLC	(4) (5) (6)	S +	5.25%			9.09%	11/9/2029		491	(4)	(2)	—
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	4.75%			8.59%	7/9/2032		617	(8)	(5)	—
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	4.50%			8.34%	7/9/2032		168	42	41	0.01
Packaging Coordinators Midco, Inc.	(4) (5)	S +	4.75%			8.59%	7/9/2032		7,340	7,245	7,285	1.56
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	4.75%			8.59%	7/9/2032		1,167	(12)	(9)	—
Packaging Coordinators Midco, Inc.	(4) (5)	SN +	4.75%			8.47%	7/9/2032	GBP	505	661	674	0.14
PetVet Care Centers, LLC	(4) (5)	S +	6.00%			9.72%	11/15/2030		10,490	10,410	9,756	2.09
PetVet Care Centers, LLC	(4) (5) (6)	S +	6.00%			9.84%	11/15/2029		1,396	132	42	0.01
Surmodics, Inc.	(4) (5)	S +	5.00%			8.88%	11/19/2032		1,204	1,195	1,195	0.26
Surmodics, Inc.	(4) (5) (6)	S +	5.00%			8.88%	11/19/2032		258	—	(2)	—
Surmodics, Inc.	(4) (5) (6)	S +	5.00%			8.88%	11/19/2031		138	(1)	(1)	—
TecoStar Holdings, Inc.	(4) (5)	S +	8.00%			11.93%	7/6/2029		4,285	4,218	4,285	0.92
Tyber Medical LLC	(4) (5) (6)	S +	5.00%			8.73%	6/14/2032		17	—	—	—
Tyber Medical LLC	(4) (5) (6)	S +	5.00%			8.73%	6/12/2031		8	4	4	—
Tyber Medical LLC	(4) (5) (6)	S +	5.00%			8.73%	6/12/2031		2	—	—	—
Tyber Medical LLC	(4) (5)	S +	5.00%			8.73%	6/14/2032		59	59	59	0.01
Tyber Medical LLC	(4) (5)	E +	5.00%			7.11%	6/14/2032	EUR	12	13	14	—
Tyber Medical LLC	(4) (5)	E +	5.00%			7.02%	6/12/2031	EUR	1	1	1	—
										54,058	53,485	11.49

Investments-non-controlled/non-affiliated (1)	Footnotes	Reference Rate and Spread				Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
High Tech
Banyan Software Holdings, LLC	(4) (5)	S +	5.50%			9.22%	1/2/2031		60	60	60	0.01
Banyan Software Holdings, LLC	(4) (5) (6)	S +	5.50%			9.22%	1/2/2031		7	—	—	—
Banyan Software Holdings, LLC	(4) (5)	S +	5.50%			9.22%	1/2/2031		32	32	32	0.01
CentralSquare Technologies, LLC	(4) (5) (6)	S +	5.75%			9.47%	4/12/2030		867	(8)	—	—
CentralSquare Technologies, LLC	(4) (5)	S +	5.75%			9.47%	4/12/2030		7,953	7,882	7,953	1.71
Chase Intermediate, LLC	(4) (5)	S +	4.75%			8.59%	10/30/2028		8,569	8,534	8,526	1.83
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%			8.42%	10/30/2028		433	161	162	0.03
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%			8.59%	10/30/2028		200	14	13	—
Drivecentric Holdings LLC	(4) (5) (6)	S +	4.50%			8.17%	8/15/2031		50	—	—	—
Drivecentric Holdings LLC	(4) (5)	S +	4.50%			8.17%	8/15/2031		50	50	50	0.01
Eagan Sub, Inc.	(4) (5)	S +	4.25%			7.99%	9/8/2032		8,075	8,055	8,054	1.73
Eagan Sub, Inc.	(4) (5) (6)	S +	4.25%			7.99%	9/8/2032		2,019	—	(5)	—
Eagan Sub, Inc.	(4) (5) (6)	S +	4.25%			7.99%	9/8/2032		1,077	(3)	(3)	—
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%			8.98%	7/2/2031		1,826	710	711	0.15
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%			8.98%	7/2/2031		733	(2)	—	—
Everbridge Holdings, LLC	(4) (5)	S +	5.00%			8.98%	7/2/2031		7,260	7,245	7,260	1.56
Flexera Software, Inc.	(4) (5)	S +	4.50%			8.35%	8/16/2032		70	70	70	0.01
Flexera Software, Inc.	(4) (5)	E +	4.50%			6.43%	8/16/2032	EUR	21	25	25	0.01
Flexera Software, Inc.	(4) (5) (6)	S +	4.50%			8.35%	8/16/2032		5	—	—	—
Granicus, Inc.	(4) (5) (6)	S +	5.00%			8.84%	1/17/2031		384	(1)	—	—
Granicus, Inc.	(4) (5)	S +	5.50%	(2.00	% PIK)	9.34%	1/17/2031		2,780	2,770	2,780	0.60
Granicus, Inc.	(4) (5)	S +	5.00%	(2.00	% PIK)	8.84%	1/17/2031		412	412	412	0.09
Greenway Health, LLC	(4) (5)	S +	6.75%			10.42%	4/1/2029		8,997	8,876	8,997	1.93
Jeppesen	(4) (5)	S +	4.75%			8.59%	11/1/2032		742	739	739	0.16
Jeppesen	(4) (5) (6)	S +	4.75%			8.59%	11/1/2032		38	—	—	—
Maverick Bidco, Inc. (Mitratech)	(4) (5)	S +	4.75%			8.54%	12/2/2031		92	91	92	0.02
Maverick Bidco, Inc. (Mitratech)	(4) (5) (6)	S +	4.75%			8.54%	12/2/2031		4	—	—	—
Maverick Bidco, Inc. (Mitratech)	(4) (5) (6)	S +	4.75%			8.54%	12/2/2031		5	—	—	—
PDI TA Holdings, Inc.	(4) (5)	S +	5.50%			9.34%	2/3/2031		2,098	2,081	2,098	0.45
PDI TA Holdings, Inc.	(4) (5) (6)	S +	5.50%			9.34%	2/3/2031		173	126	127	0.03
										47,919	48,153	10.34
Insurance
Integrity Marketing Acquisition, LLC	(4) (5)	S +	5.00%			8.82%	8/25/2028		5,629	5,609	5,628	1.21
MAI Capital Management Intermediate, LLC	(4) (5)	S +	4.75%			8.42%	8/29/2031		2,758	2,746	2,744	0.59
MAI Capital Management Intermediate, LLC	(4) (5)	S +	4.75%			8.42%	8/29/2031		1,621	1,614	1,613	0.35
MAI Capital Management Intermediate, LLC	(4) (5) (6)	S +	4.75%			8.44%	8/29/2031		610	111	110	0.02
Shelf Bidco Ltd.	(4) (5) (8)	S +	5.00%			8.88%	8/21/2031		8,325	8,290	8,325	1.79

Investments-non-controlled/non-affiliated (1)	Footnotes	Reference Rate and Spread				Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
THG Acquisition, LLC	(4) (5)	S +	4.75%			8.47%	10/31/2031		74	74	74	0.01
THG Acquisition, LLC	(4) (5) (6)	S +	4.75%			8.47%	10/31/2031		17	5	5	—
THG Acquisition, LLC	(4) (5) (6)	S +	4.75%			8.47%	10/31/2031		8	1	1	—
										18,450	18,500	3.97
Media: Diversified & Production
Aurelia Netherlands Midco 2 B.V.	(4) (5) (8)	E +	4.75%			6.78%	5/29/2031	EUR	11,569	12,644	13,554	2.91
Circana Group, L.P.	(4) (5) (6)	S +	4.25%			7.97%	12/1/2028		1,014	(8)	—	—
Circana Group, L.P.	(4) (5)	S +	4.25%			7.97%	12/3/2029		9,376	9,250	9,376	2.01
										21,886	22,930	4.92
Printing and Publishing
Recorded Books Inc.	(4) (5) (6)	S +	5.75%			9.57%	8/31/2028		1,160	(11)	—	—
Recorded Books Inc.	(4) (5)	S +	5.75%			9.57%	9/3/2030		14,053	13,871	14,053	3.02
										13,860	14,053	3.02
Retail Stores
New Look Vision Group, Inc.	(4) (5) (8)	S +	5.25%			8.92%	5/26/2028		145	141	145	0.03
New Look Vision Group, Inc.	(4) (5) (7) (8)	C +	5.25%			7.51%	5/26/2028	CAD	6,173	4,394	4,503	0.97
New Look Vision Group, Inc.	(4) (5) (6) (8)	C +	5.25%			7.49%	5/26/2028	CAD	850	210	216	0.05
New Look Vision Group, Inc.	(4) (5) (7) (8)	C +	5.25%			7.51%	5/26/2028	CAD	411	292	300	0.07
New Look Vision Group, Inc.	(4) (5) (8)	S +	5.25%			8.92%	5/26/2028		1,274	1,237	1,273	0.27
New Look Vision Group, Inc.	(4) (5) (7) (8)	C +	5.25%			7.51%	5/26/2028	CAD	789	561	576	0.12
										6,835	7,013	1.51
Services: Business
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	4.25%			7.97%	6/3/2030		2,273	(12)	—	—
Baker Tilly Advisory Group, LP	(4) (5)	S +	4.75%			8.47%	6/3/2031		9,856	9,796	9,856	2.12
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	4.25%			7.97%	6/3/2031		1,162	—	(6)	—
Baker Tilly Advisory Group, LP	(4) (5)	S +	4.25%			7.97%	6/3/2031		3,372	3,357	3,355	0.72
Deerfield Dakota Holding LLC	(4) (5)	S +	5.75%	(2.75	% PIK)	9.42%	9/13/2032		5,624	5,597	5,596	1.20
Deerfield Dakota Holding LLC	(4) (5) (6)	S +	5.75%	(2.75	% PIK)	9.42%	9/13/2032		523	(2)	(3)	—
ENTRUST Solutions Group	(4) (5) (7)	S +	4.75%			8.42%	12/17/2032		893	891	891	0.19
ENTRUST Solutions Group	(4) (5)	S +	4.75%			8.42%	12/17/2032		465	464	464	0.10
ENTRUST Solutions Group	(4) (5) (6)	S +	4.75%			8.44%	12/17/2032		140	24	24	0.01
FR Vision Holdings, Inc.	(4) (5) (6)	S +	5.00%			8.87%	1/21/2030		580	(4)	(3)	—
FR Vision Holdings, Inc.	(4) (5)	S +	5.00%			8.87%	1/20/2031		2,302	2,285	2,291	0.49
FR Vision Holdings, Inc.	(4) (5)	S +	5.00%			8.87%	1/20/2031		7,072	7,016	7,036	1.51
FR Vision Holdings, Inc.	(4) (5)	S +	5.00%			8.87%	1/20/2031		1,096	1,091	1,091	0.23
FR Vision Holdings, Inc.	(4) (5) (6)	S +	5.00%			8.87%	1/20/2031		2,490	136	124	0.03
GC Waves Holdings, Inc.	(4) (5)	S +	4.50%			8.22%	10/4/2030		7,301	7,171	7,282	1.56
GI Apple Midco LLC	(4) (5) (6)	S +	6.75%			10.47%	4/19/2029		1,133	497	510	0.11

Investments-non-controlled/non-affiliated (1)	Footnotes	Reference Rate and Spread				Interest Rate (2)	Maturity Date		Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
GI Apple Midco LLC	(4) (5)	S +	6.75%			10.47%	4/19/2030		7,261	7,160	7,261	1.56
GI Apple Midco LLC	(4) (5)	S +	6.75%			10.47%	4/19/2030		175	174	175	0.04
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%			8.82%	9/2/2031		1,467	278	275	0.06
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%			8.93%	9/2/2031		587	(5)	(3)	—
Jensen Hughes Inc.	(4) (5)	S +	5.00%			8.93%	9/2/2031	EUR	5,191	5,146	5,165	1.11
Jensen Hughes Inc.	(4) (5) (6)	S +	5.00%			8.93%	9/2/2031	GBP	342	—	(2)	—
NAVEX TopCo Inc	(4) (5)	S +	5.00%			8.91%	10/14/2032		48	48	48	0.01
NAVEX TopCo Inc	(4) (5) (6)	S +	5.00%			8.91%	10/14/2031		1	—	—	—
NAVEX TopCo Inc	(4) (5) (6)	S +	5.00%			8.91%	10/14/2032		23	—	—	—
OEConnection LLC	(4) (5)	S +	4.50%			8.23%	12/23/2032		57	57	57	0.01
OEConnection LLC	(4) (5) (6)	S +	4.50%			8.23%	12/23/2032		34	—	—	—
OEConnection LLC	(4) (5) (6)	S +	4.50%			8.23%	12/23/2032		9	—	—	—
Pave America LLC	(4) (5) (6)	S +	4.75%			8.42%	8/27/2032		679	201	200	0.04
Pave America LLC	(4) (5)	S +	5.25%	(2.88	% PIK)	8.92%	8/27/2032		2,623	2,611	2,610	0.56
Pave America LLC	(4) (5) (6)	S +	4.75%	(2.88	% PIK)	8.62%	8/27/2032		905	265	262	0.06
PT Intermediate Holdings III, LLC	(4) (5) (6)	S +	5.00%	(1.75	% PIK)	8.67%	4/9/2030		198	—	—	—
PT Intermediate Holdings III, LLC	(4) (5) (7)	S +	5.00%	(1.75	% PIK)	8.67%	4/9/2030		12,603	12,453	12,603	2.71
Rimkus Consulting Group Inc.	(4) (5) (6)	S +	5.25%			9.24%	4/1/2030		463	113	111	0.02
Rimkus Consulting Group Inc.	(4) (5)	S +	5.25%			9.24%	4/1/2031		3,418	3,397	3,384	0.73
Rimkus Consulting Group Inc.	(4) (5) (6)	S +	5.25%			9.24%	4/1/2031		865	206	198	0.04
STV Group, Inc.	(4) (5) (6)	S +	4.75%			8.47%	3/20/2031		1,250	—	—	—
STV Group, Inc.	(4) (5)	S +	4.75%			8.47%	3/20/2031		4,298	4,264	4,298	0.92
STV Group, Inc.	(4) (5) (6)	S +	4.75%			8.47%	3/20/2030		875	(7)	—	—
USIC Holdings Inc.	(4) (5)	S +	5.50%			9.32%	9/10/2031		8,346	8,310	8,304	1.78
USIC Holdings Inc.	(4) (5) (6)	S +	5.25%			9.07%	9/10/2031		1,073	498	497	0.11
USIC Holdings Inc.	(4) (5) (6)	S +	5.50%			9.32%	9/10/2031		508	283	281	0.06
										83,759	84,232	18.09
Services: Consumer
The Kleinfelder Group, Inc.	(4) (5) (6)	S +	5.00%			8.84%	9/18/2028		1,643	(9)	—	—
The Kleinfelder Group, Inc.	(4) (5) (6)	S +	5.00%			8.84%	9/18/2030		2,457	1,308	1,308	0.28
The Kleinfelder Group, Inc.	(4) (5)	S +	5.00%			8.84%	9/18/2030		12,310	12,306	12,310	2.65
W.A. Kendall and Company, LLC	(4) (5)	S +	5.75%			9.97%	4/22/2030		2	2	2	—
W.A. Kendall and Company, LLC	(4) (5) (6)	S +	5.75%			9.58%	4/22/2030		54	10	11	—
W.A. Kendall and Company, LLC	(4) (5)	S +	5.75%			10.38%	4/22/2030		36	36	36	0.01
W.A. Kendall and Company, LLC	(4) (5) (6)	S +	5.88%			9.90%	4/22/2030		7	4	4	—
Wrench Group LLC	(4) (5)	S +	4.75%			8.42%	9/3/2032		3,994	3,975	3,974	0.85
Wrench Group LLC	(4) (5) (6)	S +	4.75%			8.42%	9/3/2032		545	—	(3)	—
Wrench Group LLC	(4) (5) (6)	S +	4.75%			8.42%	9/3/2031		545	(3)	(3)	—

Investments-non-controlled/non-affiliated (1)	Footnotes	Reference Rate and Spread				Interest Rate (2)	Maturity Date	Par Amount/ Units	Cost (3)	Fair Value	% of Net Assets
									17,629	17,639	3.79
Technology & Electronics
Omni Fiber, LLC	(4) (5)	S +	5.25%			9.21%	7/3/2029	6	6	6	—
Omni Fiber, LLC	(4) (5)	S +	5.25%			9.43%	7/3/2029	12	12	12	—
Omni Fiber, LLC	(4) (5) (6)	S +	5.25%			9.13%	7/3/2029	82	27	26	0.01
									45	44	0.01

Utilities: Water
United Flow Technologies	(4) (5) (6)	S +	4.50%			8.27%	12/6/2032	390	—	(2)	—
United Flow Technologies	(4) (5)	S +	4.50%			8.27%	12/6/2032	1,064	1,058	1,058	0.23
United Flow Technologies	(4) (5) (6)	S +	4.50%			8.27%	12/6/2032	146	(1)	(1)	—
									1,057	1,055	0.23%

Total First Lien Debt									$415,096	$415,252	89.18%

Second Lien Debt
High Tech
Polaris Newco LLC	(4) (5)	S +	9.00%			12.92%	6/4/2029	6,200	6,093	5,778	1.24
									6,093	5,778	1.24

Services: Consumer
BCPE Empire Holdings, Inc.	(4) (5)	S +	5.25%			9.07%	12/31/2031	100	99	99	0.02
									99	99	0.02

Total Second Lien Debt									$6,192	$5,877	1.26%

Preferred Equity
Automobile
FleetPride, Inc.	(4) (5)			(14.50	% PIK)	14.50%		—	98	98	0.02
FleetPride, Inc.	(4) (5)							—	10	10	—
									108	108	0.02

									$108	$108	0.02%

Total Investments - non-controlled/non-affiliated									$421,396	$421,237	90.46%
Total Portfolio Investments									$421,396	$421,237	90.46%

(1)Unless otherwise indicated, issuers of debt investments held by the Company (which such term “Company” shall include the Company’s subsidiaries for purposes of this Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either EURIBOR (“E”), or SOFR including SOFR adjustment if any, ("S"), CDOR ("C"), SONIA (“SN”), or alternate base rate (commonly based on the U.S. Prime Rate (“P”), unless otherwise noted) at the borrower’s option which generally resets periodically. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. For each such loan, the Company has provided the interest rate in effect on the date presented.
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

Investments—non- controlled/non- affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
AI Titan Parent Inc.	Delayed Draw Term Loan	8/29/2031	1,207	(3)
AI Titan Parent Inc.	Revolver	8/29/2031	973	(2)
Arax MidCo, LLC	2025 Delayed Draw Term Loan	4/11/2029	53	—
Ascend Buyer LLC	2025 4th Amendment Revolver	9/29/2028	308	—
Associations, Inc.	2024 Special Purpose Delayed Draw Term Loan	7/3/2028	203	—
Associations, Inc.	2024 2nd Amendment Revolver	7/3/2028	286	—
Baker Tilly Advisory Group, LP	2025 Delayed Draw Term Loan	6/3/2031	1,162	(6)
Baker Tilly Advisory Group, LP	Revolver	6/3/2030	2,273	—
Banyan Software Holdings, LLC	2024 Revolver	1/2/2031	6	—
Beacon Pointe Advisors, LLC	2021 Revolver	12/29/2027	627	—
CentralSquare Technologies, LLC	2024 Revolver	4/12/2030	867	—
Chase Intermediate, LLC	2025 Delayed Draw Term Loan	10/30/2028	186	(1)
Chase Intermediate, LLC	2023 Revolver	10/30/2028	270	(1)
Circana Group, L.P.	2025 Revolver	12/1/2028	1,014	—
Cliffwater LLC	Revolver	4/22/2032	1,009	(3)
Coding Solutions Acquisition Inc.	2024 Delayed Draw Term Loan	8/7/2031	187	(2)
Coding Solutions Acquisition Inc.	2024 Revolver	8/7/2031	420	(4)
Crown Health Care Laundry Services, LLC	2025 Delayed Draw Term Loan	5/28/2031	12	—
Crown Health Care Laundry Services, LLC	2025 Revolver	5/28/2031	14	—
Deerfield Dakota Holding LLC	2025 Revolver	9/13/2032	523	(3)
Drivecentric Holdings LLC	2025 1st Amendment Delayed Draw Term Loan	8/15/2031	50	—
Eagan Sub, Inc.	Delayed Draw Term Loan	9/8/2032	2,019	(5)
Eagan Sub, Inc.	Revolver	9/8/2032	1,077	(3)
ENTRUST Solutions Group	2025 1st Amendment Incremental Revolver	12/17/2032	115	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2031	1,115	—

Everbridge Holdings, LLC	Revolver	7/2/2031	733	—
Evergreen IX Borrower 2023 LLC	Revolver	10/1/2029	599	—
Farsound Aviation Limited	2024 Delayed Draw Term Loan	12/3/2031	952	(10)
Flexera Software, Inc.	2025 Revolver	8/16/2032	5	—
FR Vision Holdings, Inc.	Delayed Draw Term Loan	1/20/2031	2,354	(12)
FR Vision Holdings, Inc.	Revolver	1/21/2030	580	(3)
Gateway US Holdings, Inc.	Revolver	9/22/2028	131	—
GI Apple Midco LLC	Revolver	4/19/2029	623	—
Granicus, Inc.	2024 Revolver	1/17/2031	384	—
Higginbotham Insurance Agency, Inc.	2025 6th Amendment Tranche A DDTL	6/11/2031	314	—
Higginbotham Insurance Agency, Inc.	2025 6th Amendment Tranche B DDTL	6/11/2031	200	—
Jensen Hughes Inc.	2024 Delayed Draw Term Loan	9/2/2031	1,184	(6)
Jensen Hughes Inc.	2024 1st Lien Delayed Draw Term Loan	9/2/2031	342	(2)
Jensen Hughes Inc.	2024 Revolver	9/2/2031	587	(3)
Jeppesen	Revolver	11/1/2032	38	—
MAI Capital Management Intermediate, LLC	Revolver	8/29/2031	497	(3)
Mammoth Holdings, LLC	2023 Revolver	11/15/2029	686	(14)
Mantech International CP	2025 1st Lien Delayed Draw Term Loan	9/14/2029	106	—
Mantech International CP	2025 Tranche A Revolver	9/14/2028	444	—
Maverick Bidco, Inc. (Mitratech)	2025 Delayed Draw Term Loan	12/2/2031	5	—
Maverick Bidco, Inc. (Mitratech)	2025 Revolver	12/2/2031	4	—
Medvet Associates LLC	Delayed Draw Term Loan	6/25/2031	2,000	—
Modernizing Medicine Inc.	Revolver	4/30/2032	8	—
Mountain Parent, Inc.	2024 Delayed Draw Term Loan	6/27/2031	1,452	(7)
Mountain Parent, Inc.	2024 Revolver	6/27/2031	774	(4)
National Resilience LLC	Delayed Draw Term Loan	11/21/2030	496	(20)
National Resilience LLC	Specified Delayed Draw Term Loan	11/21/2030	330	—
NAVEX TopCo Inc	Delayed Draw Term Loan	10/14/2032	23	—
NAVEX TopCo Inc	Revolver	10/14/2031	1	—
New Look Vision Group, Inc.	CAD Revolver	5/26/2028	408	(109)
Next Holdco, LLC	Revolver	11/9/2029	491	(2)
NRO Holdings III Corp.	Delayed Draw Term Loan	7/15/2031	782	(4)
NRO Holdings III Corp.	Revolver	7/15/2030	225	(1)
OEConnection LLC	2025 Delayed Draw Term Loan	12/23/2032	34	—
OEConnection LLC	2025 Revolver	12/23/2032	9	—
Ohio Transmission Corporation	2023 Delayed Draw Term Loan	12/19/2030	613	—
Ohio Transmission Corporation	2023 Revolver	12/19/2029	300	—
Omni Fiber, LLC	2025 Incremental Delayed Draw Term Loan	7/3/2029	55	(1)
Orion Advisor Solutions, Inc.	2025 Delayed Draw Term Loan	11/26/2032	396	(1)
Packaging Coordinators Midco, Inc.	2025 Refinancing Delayed Draw Term Loan	7/9/2032	1,167	(9)

Packaging Coordinators Midco, Inc.	2025 Initial Dollar SP Delayed Draw Term Loan	7/9/2032	126	(1)
Packaging Coordinators Midco, Inc.	2025 Revolver	7/9/2032	617	(5)
Pave America LLC	2025 Delayed Draw Term Loan	8/27/2032	639	(3)
Pave America LLC	2025 Revolver	8/27/2032	476	(2)
PDI TA Holdings, Inc.	2024 Revolver	2/3/2031	46	—
PetVet Care Centers, LLC	2023 Revolver	11/15/2029	1,257	(88)
Pike Corp	2025 Delayed Draw Term Loan	12/20/2032	255	(1)
Pike Corp	2025 Revolver	12/20/2032	170	—
Poly-Wood, LLC	Delayed Draw Term Loan	3/20/2030	1,350	(6)
Poly-Wood, LLC	Revolver	3/20/2030	1,350	(7)
PT Intermediate Holdings III, LLC	2024 Delayed Draw Term Loan	4/9/2030	198	—
Recorded Books Inc.	2023 Revolver	8/31/2028	1,160	—
Rimkus Consulting Group Inc.	Delayed Draw Term Loan	4/1/2031	659	(7)
Rimkus Consulting Group Inc.	Revolver	4/1/2030	347	(3)
Rock Star Mergersub, LLC	Delayed Draw Term Loan	12/15/2031	863	(2)
Rock Star Mergersub, LLC	Revolver	12/15/2031	304	(1)
Service Logic	Delayed Draw Term Loan	12/16/2032	250	(1)
Service Logic	Revolver	12/16/2032	125	—
Spectrum Automotive Holdings, Corp.	2021 Revolver	6/29/2027	305	—
STS Aviation Group	Delayed Draw Term Loan	10/8/2031	20	—
STS Aviation Group	Revolver	10/8/2030	2	—
STV Group, Inc.	2024 Delayed Draw Term Loan	3/20/2031	1,250	—
STV Group, Inc.	2024 Revolver	3/20/2030	875	0
Surmodics, Inc.	Delayed Draw Term Loan	11/19/2032	258	(2)
Surmodics, Inc.	Revolver	11/19/2031	138	(1)
The Kleinfelder Group, Inc.	2023 Delayed Draw Term Loan	9/18/2030	1,150	—
The Kleinfelder Group, Inc.	Revolver	9/18/2028	1,642	—
ThermoSafe	Delayed Draw Term Loan	11/3/2032	33	—
ThermoSafe	Revolver	11/3/2032	11	—
THG Acquisition, LLC	2024 Delayed Draw Term Loan	10/31/2031	12	—
THG Acquisition, LLC	2024 Revolver	10/31/2031	7	—
Truck-Lite Co., LLC	2025 Tranche A Delayed Draw Term Loan	2/13/2032	173	(1)
Truck-Lite Co., LLC	2025 Replacement Revolver	2/13/2031	1,156	(6)
Tyber Medical LLC	Delayed Draw Term Loan	6/14/2032	17	—
Tyber Medical LLC	USD Revolver	6/12/2031	4	—
Tyber Medical LLC	Multicurrency Revolver	6/12/2031	2	—
United Flow Technologies	Delayed Draw Term Loan	12/6/2032	390	(2)
United Flow Technologies	Revolver	12/6/2032	147	(1)
USIC Holdings Inc.	2024 Specified Delayed Draw Term Loan	9/10/2031	225	(1)
USIC Holdings Inc.	2024 Revolver	9/10/2031	570	(3)

Vantage Specialty Chemicals	2025 Revolver	3/1/2029	8	—
W.A. Kendall and Company, LLC	2025 7th Amendment Delayed Draw Term Loan	4/22/2030	44	—
W.A. Kendall and Company, LLC	Revolver	4/22/2030	3	—
Wrench Group LLC	2025 Delayed Draw Term Loan	9/3/2032	545	(2)
Wrench Group LLC	2025 Revolver	9/3/2031	545	(3)
			$56,032	$(393)
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
(9)As of December 31, 2025, the estimated net unrealized loss for federal tax purposes was $0.6 million based on a tax basis of $437.9 million. As of December 31, 2025, the estimated aggregate gross unrealized loss for federal income tax purposes was $20.1 million and the estimated aggregate gross unrealized gain for federal income tax purposes was $19.4 million.

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
Cash and Cash Equivalents

Cash represents cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash with high credit-quality institutions to minimize credit risk exposure. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements, and other high-quality, short-term debt securities would qualify as cash equivalents. As of March 31, 2026 and December 31, 2025, $12.3 million and $21.5 million were held in money market funds, respectively. As of March 31, 2026 and December 31, 2025, approximately $0.6 million and $0.7 million of the cash balances were denominated in a foreign currency, respectively.
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
Non-Accrual Loans
Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of March 31, 2026 and December 31, 2025, there were no loans placed on non-accrual status.
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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of March 31, 2026, the Company had no payables for investments purchased and had $43 of receivables for investments sold. As of December 31, 2025, the Company had no payables for investments purchased and had $48 of receivables for investments sold.
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
Costs associated with the offering of Shares of the Company will be capitalized as deferred offering expenses and included as other assets on the Consolidated Statement of Assets and Liabilities and amortized over a twelve-month period from incurrence. As of March 31, 2026 and December 31, 2025, all offering costs were fully amortized, and the Company did not incur amortization of offering costs for the three months ended March 31, 2026 and March 31, 2025.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through March 31, 2026. As applicable, the Company’s prior years remain subject to examination by U.S. federal, state and local tax authorities.

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

For the three months ended March 31, 2026 and March 31, 2025, management fees were $0.8 million and $0.7 million, respectively, of which none were waived. As of March 31, 2026 and December 31, 2025, $0.8 million and $0.8 million, respectively, remained payable related to the base management fee accrued in management fee payable on the Consolidated Statements of Assets and Liabilities.
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
For the three months ended March 31, 2026 and March 31, 2025, income based incentive fees (before waivers) were $1.1 million and $1.3 million, respectively. For the three months ended March 31, 2026 and March 31, 2025, no income incentive fees were waived in accordance with the annual Operating Expense Cap, respectively. As of March 31, 2026 and December 31, 2025, $1.1 million and $4.4 million related to the income based incentive fee had accrued and remained payable on the Consolidated Statements of Assets and Liabilities, respectively.
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

There were no capital gains based incentive fees for the three months ended March 31, 2026 and March 31, 2025. As of March 31, 2026 and December 31, 2025, there were no payables related to the capital gains based incentive fee accrued in capital gains incentive fee payable on the Consolidated Statements of Assets and Liabilities.
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
For the three months ended March 31, 2026 and March 31, 2025, there were $0.1 million and $0.2 million, respectively, in expenses related to the Administrator that were included in other general and administrative expenses on the Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, there were $0.3 million and $0.2 million, respectively, of expenses related to the Administrator that were payable and included in “accrued expenses and other liabilities” in the Consolidated Statements of Assets and Liabilities.

The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. For the three months ended March 31, 2026 and March 31, 2025, there were $0.1 million and $0.2 million, respectively, in expenses related to the sub-administrator which is included in administrative service expenses on the Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, there were $0.5 million and $0.4 million, respectively, of expenses related to the sub-administrator that were payable and included in “accrued expenses and other liabilities” in the Consolidated Statements of Assets and Liabilities.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$418,671	$416,652	98.8%	$415,096	$415,252	98.6%
Second Lien Debt	6,198	4,873	1.2	6,192	5,877	1.4
Preferred Equity	108	108	—	108	108	—
Total investments	$424,977	$421,633	100.0%	$421,396	$421,237	100.0%
The industry composition of investments based on fair value as of March 31, 2026 and December 31, 2025 was as follows:

March 31, 2026
Services: Business	19.9%
High Tech	12.8
Healthcare, Education and Childcare	12.7
Capital Equipment	7.0
Finance	5.9
Media: Diversified & Production	5.4
Consumer Goods: Durable	5.0
Insurance	4.4
Services: Consumer	4.2
Chemicals, Plastics and Rubber	3.7
Automobile	3.6
Printing and Publishing	3.5
Aerospace and Defense	3.4
Construction & Building	2.5
Buildings and Real Estate	1.6
Retail Stores	1.6
Containers, Packaging and Glass	1.0
Ecological	0.9
Banking	0.6
Utilities: Water	0.3
Total	100.0%

December 31, 2025
Services: Business	20.0%
High Tech	12.8
Healthcare, Education and Childcare	12.7
Capital Equipment	7.1
Finance	6.5
Media: Diversified & Production	5.4
Consumer Goods: Durable	4.8
Insurance	4.4
Services: Consumer	4.2
Chemicals, Plastics and Rubber	4.0
Automobile	3.7
Aerospace and Defense	3.4
Printing and Publishing	3.3
Construction & Building	2.4
Retail Stores	1.7
Buildings and Real Estate	1.6
Containers, Packaging and Glass	1.0
Ecological	0.8
Utilities: Water	0.2
Total	100.0%

The geographic composition of investments at cost and fair value as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$392,039	$387,999	92.1%	84.5%
United Kingdom	13,462	13,503	3.2	2.9
Germany	12,651	13,263	3.1	2.9
Canada	6,825	6,868	1.6	1.5
Total	$424,977	$421,633	100.0%	91.8%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$388,433	$387,169	91.9%	83.2%
United Kingdom	13,484	13,501	3.2	2.9
Germany	12,644	13,554	3.2	2.9
Canada	6,835	7,013	1.7	1.5
Total	$421,396	$421,237	100.0%	90.5%
Note 5. Fair Value of Investments
The following tables present the fair value hierarchy of investments as of March 31, 2026 and December 31, 2025, categorized by the ASC 820 valuation hierarchy, as previously described:

	March 31, 2026
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$3,049	$413,603	$416,652
Second Lien Debt	—	—	4,873	4,873
Preferred Equity	—	—	108	108
Total investments	$—	$3,049	$418,584	$421,633

	December 31, 2025
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$4,247	$411,005	$415,252
Second Lien Debt	—	—	5,877	5,877
Preferred Equity	—	—	108	108
Total investments	$—	$4,247	$416,990	$421,237

The following tables present the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2026 and March 31, 2025:

	For the Three Months Ended
	March 31, 2026
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$411,003	$5,877	$108	$416,988
Purchases of investments(1)	7,894	—	—	7,894
Proceeds from principal repayments and sales of investments	(4,620)	—	—	(4,620)
Accretion of discount/amortization of premium	220	6	—	226
Net realized gain (loss)	2	—	—	2
Net change in unrealized appreciation (depreciation)	(896)	(1,010)	—	(1,906)
Transfers into Level 3 (2)	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—
Fair value, end of period	$413,603	$4,873	$108	$418,584
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of March 31, 2026	$(882)	$(1,010)	$—	$(1,892)

	For the Three Months Ended
	March 31, 2025
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$412,100	$6,200	$418,300
Purchases of investments(1)	15,204	—	15,204
Proceeds from principal repayments and sales of investments	(11,126)	—	(11,126)
Accretion of discount/amortization of premium	248	5	253
Net realized gain (loss)	14	—	14
Net change in unrealized appreciation (depreciation)	524	(129)	395
Transfers into Level 3 (2)	—	—	—
Transfers out of Level 3 (2)	—	—	—
Fair value, end of period	$416,964	$6,076	$423,040
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of March 31, 2025	$323	$(129)	$194
(1)Purchases include PIK interest, if applicable.
(2)Transfers between levels are recognized at the beginning of the period in which the transfer occurred. For the three months ended March 31, 2026 and March 31, 2025, there were no transfers into or out of Level 3.

Significant Unobservable Inputs

In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2026 and December 31, 2025. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2026
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)
Assets:
First Lien Debt	$413,102	Discounted cash flow	Comparative Yields	7.6% - 16.6% (9.2%)
First Lien Debt	196	Precedent Transaction	Transaction Price	N/A
First Lien Debt	305	Market Comparable Companies	Discount Rate	8.0%
Total First Lien Debt	413,603
Second Lien Debt	4,873	Discounted cash flow	Comparative Yields	9.3% - 23.4% (23.1%)
Preferred Equity	98	Discounted cash flow	Comparative Yields	17.7%
Preferred Equity	10	Market Comparable Companies	EBITDA Multiple	8.1x
Total Preferred Equity	108
Total investments	$418,584

	December 31, 2025
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)
Assets:
First Lien Debt	$402,752	Discounted cash flow	Comparative Yields	7.4% - 15.7% (9.0%)
First Lien Debt	7,948	Precedent Transaction	Transaction Price	N/A
First Lien Debt	305	Market Comparable Companies	EBITDA Multiple	12.0x
Total First Lien Debt	411,005
Second Lien Debt	5,877	Discounted cash flow	Comparative Yields	9.0% - 15.1% (15.0%)
Preferred Equity	10	Market Comparable Companies	EBITDA Multiple	10.0x
Preferred Equity	98	Discounted cash flow	Comparative Yields	17.0%
Total Preferred Equity	108
Total investments	$416,990
(1)Weighted averages are calculated based on fair value of investments.
The Company used the income approach to determine the fair value of certain Level 3 assets as of March 31, 2026 and December 31, 2025. The significant unobservable inputs used in the income approach is the comparative yield and discount rate. The comparative yield and discount rate is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. An increase/decrease in the EBITDA multiple would result in an increase/decrease, respectively, in the fair value.
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

The Company may enter into forward currency exchange contracts to reduce the exposure to foreign currency exchange rate fluctuations of the Company and its Members, as described in Note 2. The fair value of derivative contracts open as of March 31, 2026 and December 31, 2025 is included on the Consolidated Schedules of Investments by contract.

The Company had no collateral receivable as of March 31, 2026 and December 31, 2025, respectively, and had no collateral payable as of March 31, 2026 and December 31, 2025, respectively.

For the three months ended March 31, 2026 and March 31, 2025, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $503.8 million and $507.5 million, respectively.
The following tables present both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities.

March 31, 2026
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$156	$—	$156	$—	$156
City National Bank	—	(4,393)	(4,393)	$—	(4,393)
Macquarie Bank Limited	3,045	—	3,045	$—	3,045
Natwest Markets PLC	7,905	(2,170)	5,735	$—	5,735
Total	$11,106	$(6,563)	$4,543	$—	$4,543

December 31, 2025
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral Received/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$56	$(9)	$47	$—	$47
City National Bank	1,680	(1,306)	374	—	374
Macquarie Bank Limited	5,699	—	5,699	—	5,699
Natwest Markets PLC	10,927	(993)	9,934	—	9,934
Total	$18,362	$(2,308)	$16,054	$—	$16,054
(1)Amount excludes excess cash collateral paid.
(2)Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.
The effect of transactions in derivative instruments on the Consolidated Statements of Operations for the three months ended March 31, 2026 and March 31, 2025 was as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Realized gain (loss) on foreign currency forward contracts	$917	$(2,738)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(11,511)	$18,029
Total net realized gain (loss) and unrealized appreciation (depreciation) on foreign currency forward contracts	$(10,594)	$15,291

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
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2026 and December 31, 2025, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	March 31, 2026	December 31, 2025
Unfunded delayed draw commitments	$22,272	$27,456
Unfunded revolving commitments	27,393	28,576
Total unfunded commitments	$49,665	$56,032
As of March 31, 2026, the Company reasonably believes income generated primarily from the proceeds of capital drawdowns of our privately placed capital commitments, cash flows from interest, dividends and fees earned from our investments and principal repayments will provide adequate cover to satisfy all of the unfunded commitments noted above.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026, management is not aware of any pending or threatened material litigation.
Investor Commitments

As of March 31, 2026, the Company had $606.8 million in total capital commitments from investors, $109.5 million of which was undrawn. As of December 31, 2025, the Company had $616.9 million in total capital commitments from investors, $111.3 million of which was undrawn.
Note 9.  Net Assets
Subscriptions and Drawdowns
As of March 31, 2026 and December 31, 2025, the Company had 44,724,135 Shares issued and outstanding with a par value of $0.01 per Share. The Company has entered into subscription agreements with investors providing for the private placement of the Company’s Shares. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their respective capital commitment on an as-needed basis each time the Adviser delivers a drawdown notice to such investors.

The following table summarizes capital activity for the three months ended March 31, 2026:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	44,724,135	$447	$459,283	$1,693	$(11,655)	$15,895	$465,663
Common Shares issued	—	—	—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	7,534	—	—	7,534
Net realized gain (loss)	—	—	—	—	868	—	868
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(3,185)	(3,185)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(11,511)	(11,511)
Distributions declared	—	—	—	—	—	—	—
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance, end of period	44,724,135	447	$459,283	$9,227	$(10,787)	$1,199	$459,369

The following table summarizes capital activity for the three months ended March 31, 2025:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	44,724,135	$447	$459,283	$7,178	$(7,213)	$(23,405)	$436,290
Common Shares issued	—	—	—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	8,817	—	—	8,817
Net realized gain (loss)	—	—	—	—	(2,562)	—	(2,562)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	66	66
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	18,029	18,029
Distributions declared	—	—	—	(10,552)	—	—	(10,552)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance, end of period	44,724,135	$447	$459,283	$5,443	$(9,775)	$(5,310)	$450,088

The Company’s distributions are recorded on the record date. There were no distributions declared for the three months ended March 31, 2026. The following table summarizes distributions declared for the three months ended March 31, 2025:

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

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company declared on its common shares during the three months ended March 31, 2026 and March 31, 2025:

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
Source of Distribution	Per Share	Amount	Per Share	Amount
Net investment income	$—	$—	$0.24	$10,552
Net realized gain	—	—	—	—
Total	$—	$—	$0.24	$10,552

Note 10. Financial Highlights

The following are financial highlights for Shares outstanding for the three months ended March 31, 2026 and March 31, 2025.

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Per Share data:(1)
Net asset value, beginning of period	$10.41	$9.76
Net investment income (loss)	0.17	0.20
Net realized and unrealized gains (losses) (2)	(0.31)	0.34
Net increase (decrease) in net assets resulting from operations	(0.14)	0.54
Impact of issuance of Shares	—	—
Shareholder distributions from income (3)	—	(0.24)
Net asset value, end of period	$10.27	$10.06

Total Return (4)	(1.34)%	5.50%

Ratios and supplemental data:
Net assets, end of period	$459,369	$450,088

Portfolio turnover rate(5)	1.09%	2.55%
Ratio of expenses before management and incentive fees to average net assets(6)(7)	0.70%	0.63%
Ratio of expenses after management and incentive fees before waivers to average net assets(6)(7)	2.31%	2.46%
Ratio of expenses after waivers to average net assets(6)(7)	2.31%	2.46%
Net investment income (loss) to average net assets before waivers(6)(7)	6.53%	8.14%
Net investment income (loss) to average net assets after waivers(6)(7)	6.53%	8.14%
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

Note 11. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of these financial statements. Other than as disclosed below, there have been no subsequent events that occurred that would require disclosure in, or would be required to be recognized in, these financial statements.
On April 28, 2026, the Company declared a distribution of $0.19 per Share, all of which is payable on or around May 15, 2026 to Members of record as of April 30, 2026.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1A of this Form 10-Q and elsewhere in this Form 10-Q.

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
Revenues

We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. As of March 31, 2026, 99.7% of our debt investments based on fair value in our portfolio were at floating rates. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

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
Portfolio and Investment Activity
As of March 31, 2026 and December 31, 2025, based on fair value, our portfolio consisted of 98.8% and 98.6% first lien debt investments, respectively, 1.2% and 1.4% second lien debt investments, respectively, and 0.0% and 0.0% preferred equity investments, respectively.

As of March 31, 2026 and December 31, 2025, we had investments in 89 and 84 portfolio companies with an aggregate fair value of approximately $421.6 million and $421.2 million, respectively.
Our investment activity for the three months ended March 31, 2026 and March 31, 2025 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Total investments, beginning of period	$421,396	$420,729
New investments purchased(1)	7,956	15,261
Net accretion of discount on investments	236	371
Net realized gain (loss) on investments	9	14
Investments sold or repaid	(4,620)	(11,126)
Total investments, end of period	$424,977	$425,249
(1) Purchases include PIK interest, if applicable.

The following table presents certain selected information regarding our investment portfolio:

	As of
	March 31, 2026	December 31, 2025
Weighted average yield on debt and income producing investments, at amortized cost (1)	9.6%	9.7%
Weighted average yield on debt and income producing investments, at fair value (1)	9.7%	9.7%
Number of portfolio companies	89	84
Weighted average EBITDA (2)	$266.1	$264.6
Average loan-to-value (LTV) (3)	43.4%	43.1%
Percentage of debt investments bearing a floating rate, at fair value	99.7%	99.6%
Percentage of debt investments bearing a fixed rate, at fair value	0.3%	0.4%
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

Our investments consisted of the following:

	As of
	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$418,671	$416,652	$415,096	$415,252
Second Lien Debt	6,198	4,873	6,192	5,877
Preferred Equity	108	108	108	108
Total Investments	$424,977	$421,633	$421,396	$421,237
As of March 31, 2026 and December 31, 2025, there were no investments on non-accrual status.
The tables below describe investments by industry composition based on fair value as of March 31, 2026 and December 31, 2025:

March 31, 2026
Services: Business	19.9%
High Tech	12.8%
Healthcare, Education and Childcare	12.7%
Capital Equipment	7.0%
Finance	5.9%
Media: Diversified & Production	5.4%
Consumer Goods: Durable	5.0%
Insurance	4.4%
Services: Consumer	4.2%
Chemicals, Plastics and Rubber	3.7%
Automobile	3.6%
Printing and Publishing	3.5%
Aerospace and Defense	3.4%
Construction & Building	2.5%
Buildings and Real Estate	1.6%
Retail Stores	1.6%
Containers, Packaging and Glass	1.0%
Ecological	0.9%
Banking	0.6%
Utilities: Water	0.3%
Total	100.0%

December 31, 2025
Services: Business	20.0%
High Tech	12.8%
Healthcare, Education and Childcare	12.7%
Capital Equipment	7.1%
Finance	6.5%
Media: Diversified & Production	5.4%
Consumer Goods: Durable	4.8%
Insurance	4.4%
Services: Consumer	4.2%
Chemicals, Plastics and Rubber	4.0%
Automobile	3.7%
Aerospace and Defense	3.4%
Printing and Publishing	3.3%
Construction & Building	2.4%
Retail Stores	1.7%
Buildings and Real Estate	1.6%
Containers, Packaging and Glass	1.0%
Ecological	0.8%
Utilities: Water	0.2%
Telecommunications	—%
Total	100%

The tables below describe investments by geographic composition based on fair value as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$392,039	$387,999	92.1%	84.5%
United Kingdom	13,462	13,503	3.2	2.9
Germany	12,651	13,263	3.1	2.9
Canada	6,825	6,868	1.6	1.5
Total	$424,977	$421,633	100.0%	91.8%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$388,433	$387,169	91.9%	83.2%
United Kingdom	13,484	13,501	3.2	2.9
Germany	12,644	13,554	3.2	2.9
Canada	6,835	7,013	1.7	1.5
Total	$421,396	$421,237	100.0%	90.5%
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
•Risk Rating 2 - Investments with a score of 2 contain an acceptable level of risk that is similar to the risk at the time of origination, acquisition, amendment, or restructure. Borrower is performing in-line with expectations, and the risk factors are neutral to favorable.

•Risk Rating 3 - Investments with a score of 3 mean the borrower is performing below expectations and that the loan’s risk has increased somewhat since origination, acquisition, amendment, or restructure.

•Risk Rating 4 - Investments with a score of 4 mean the borrower is performing materially below expectations and indicates that the loan’s risk has increased materially since origination, acquisition, amendment, or restructure. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due (but generally not more than 120 days past due).

•Risk Rating 5 - Investments with a score of 5 mean the borrower is performing substantially below expectations and indicates that the loan’s risk has increased substantially since origination, acquisition, amendment, or restructure. Most or all of the debt covenants are out of compliance and payments are substantially delinquent.

The below table summarizes the Risk Ratings as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Risk Rating 1	$42,486	10.1%	$42,549	10.1%
Risk Rating 2	328,900	78.0	334,306	79.4
Risk Rating 3	47,198	11.2	44,382	10.5
Risk Rating 4	3,049	0.7	—	—
Risk Rating 5	—	—	—	—
Total investments	$421,633	100.0%	$421,237	100.0%
The weighted average Risk Rating of our debt investment portfolio was 2.03 and 2.00 as of March 31, 2026 and December 31, 2025, respectively. There was one debt investment assigned a Risk Rating of 4 or 5 as of March 31, 2026 and no debt investments assigned a Risk Rating of 4 or 5 as of December 31, 2025.
Results of Operations
The following table represents the operating results:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Total investment income	$10,198	$11,477
Net expenses	2,664	2,660
Net investment income (loss)	7,534	8,817
Net realized gain (loss)	868	(2,562)
Net unrealized appreciation (depreciation)	(14,696)	18,095
Net increase (decrease) in net assets resulting from operations	$(6,294)	$24,350
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income
Investment income was as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Interest income	$10,108	$11,285
Other income	90	192
Total investment income	$10,198	$11,477

For the three months ended March 31, 2026 and March 31, 2025, total investment income was approximately $10.2 million and $11.5 million, respectively. The size of our investment portfolio at fair value as of March 31, 2026 and as of March 31, 2025 was approximately $421.6 million and $428.0 million, respectively. Our weighted average yield on debt and income producing investments at fair value as of March 31, 2026 and as of March 31, 2025, was 9.7% and 10.4%, respectively, which is also the total weighted average yield on total investments.

For the three months ended March 31, 2026, the Company recognized $22 of non-recurring revenue from accelerated original issue discount and miscellaneous fees.
Expenses
Expenses were as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Management fees	$764	$714
Income incentive fee	1,088	1,259
Professional fees	259	232
Board of Managers fees	52	52
Administrative services expenses	119	159
Other general & administrative	350	244
Total expenses before taxes	2,632	2,660
Incentive fee waiver	—	—
Excise tax	32	—
Total expenses	$2,664	$2,660
Management Fees
For the three months ended March 31, 2026 and March 31, 2025, management fees were approximately $0.8 million and $0.7 million, respectively. As of March 31, 2026 and December 31, 2025, $0.8 million and $0.8 million, respectively, remained payable. Management fees are payable monthly in arrears at an annual rate of 0.65% of the value of our net assets as of the beginning of the first calendar day of the applicable month.

Income Based Incentive Fees

For the three months ended March 31, 2026 and March 31, 2025, income based incentive fees were approximately $1.1 million and $1.3 million, respectively, before incentive fees waivers. For the three months ended March 31, 2026 and March 31, 2025, the Adviser did not waive income incentive fees in accordance with the annual Operating Expense Cap (as defined in Note 2). As of March 31, 2026 and December 31, 2025, approximately $1.1 million and $4.4 million, respectively, of income based incentive fees remained payable.

Capital Gains Incentive Fees
For the three months ended March 31, 2026 and March 31, 2025, the Company incurred no capital gains incentive fees. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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

Total other expenses were approximately $0.8 million and $0.7 million, for the three months ended March 31, 2026 and March 31, 2025, respectively, primarily comprised of approximately $0.3 million and $0.2 million of professional fees (including legal, audit, and tax) and approximately $0.4 million and $0.2 million of other general and administrative expenses (including insurance, research, and other allocated costs), respectively.
Under the terms of the Administration Agreement and the Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the three months ended March 31, 2026 and March 31, 2025, the Administrator charged $0.1 million and $0.2 million, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.
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

For the three months ended March 31, 2026, we incurred $0.03 million of U.S. federal excise tax. For the three months ended March 31, 2025, we did not incur U.S. federal excise tax.

Net Realized Gain (Loss)
The realized gains and losses were comprised of the following:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Net realized gain (loss) on investments	$9	$14
Net realized gain (loss) on foreign currency transactions	(58)	162
Net realized gain (loss) on foreign currency forward contracts	917	(2,738)
Net realized gain (loss)	$868	$(2,562)

For the three months ended March 31, 2026, we generated a $0.9 million net realized gain which was primarily comprised of realized activity on foreign currency forward contracts. For the three months ended March 31, 2025, we generated a net realized loss of approximately $2.6 million, which was primarily comprised of realized activity on foreign currency forward contracts. For the three months ended March 31, 2026 and March 31, 2025, the net realized movement on foreign currency forward contracts was mainly due to EUR forward contracts.

Net Change in Unrealized Appreciation (Depreciation)
Net change in unrealized appreciation (depreciation) was comprised of the following:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Net change in unrealized appreciation (depreciation) on investments	$(3,185)	$66
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(11,511)	18,029
Net change in unrealized appreciation (depreciation)	$(14,696)	$18,095
For the three months ended March 31, 2026, net unrealized depreciation was driven by unrealized depreciation on foreign currency forward contracts of $11.5 million and unrealized depreciation on investments of $3.2 million mainly driven by negative valuation adjustments. For the three months ended March 31, 2025, net unrealized appreciation was driven mainly by unrealized appreciation on foreign currency forward contracts.
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
There were no outstanding borrowings as of March 31, 2026 and December 31, 2025. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

As of March 31, 2026, cash taken together with our uncalled capital commitments of $109.5 million, is expected to be sufficient for our investing activities and to conduct our operations.

As of March 31, 2026, we had approximately $33.2 million in cash. During the three months ended March 31, 2026, we provided approximately $2.1 million in cash for operating activities, primarily due to unrealized depreciation on foreign currency forward contracts of $11.5 million and proceeds from sales and principal repayments of $4.6 million, offset by a decrease of $6.3 million in net assets resulting from operations and investment purchases of $7.6 million. Cash used in financing activities was approximately $11.3 million during the three months ended March 31, 2026, which was primarily due to $11.2 million of distributions paid.
As of March 31, 2025, we had approximately $29.2 million in cash. During the three months ended March 31, 2025, we used approximately $2.6 million in cash for operating activities, primarily due to investment purchases of $14.8 million partially offset by sales and principal repayments of $11.1 million. Cash provided by financing activities was approximately $10.4 million during the three months ended March 31, 2025, which was primarily due to $10.6 million of distributions paid.

Equity
Subscriptions and Drawdowns

As of March 31, 2026 and March 31, 2025, we had 44,724,135 of Shares issued and outstanding with a par value of $0.01 per Share.
We have entered into subscription agreements with investors providing for the private placement of our Shares. Under the terms of the subscription agreements, each investor is required to fund drawdowns to purchase our Shares up to the amount of their respective Capital Commitment on an as-needed basis each time our Adviser delivers a capital call notice to such investor.

The following table summarizes capital activity during the three months ended March 31, 2026 :

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	44,724,135	$447	$459,283	$1,693	$(11,655)	$15,895	$465,663
Common Shares issued	—		—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	7,534	—	—	7,534
Net realized gain (loss)	—	—	—	—	868	—	868
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(3,185)	(3,185)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(11,511)	(11,511)
Distributions declared	—	—	—	—	—	—	—
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance, end of period	44,724,135	$447	$459,283	$9,227	$(10,787)	$1,199	$459,369

The following table summarizes capital activity during the three months ended March 31, 2025:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	44,724,135	$447	$459,283	$7,178	$(7,213)	$(23,405)	$436,290
Common Shares issued	—	—	—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	8,817	—	—	8,817
Net realized gain (loss)	—	—	—	—	(2,562)	—	(2,562)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	66	66
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	18,029	18,029
Distributions declared	—	—	—	(10,552)	—	—	(10,552)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance, end of period	44,724,135	$447	$459,283	$5,443	$(9,775)	$(5,310)	$450,088

Distributions

We expect to pay quarterly distributions. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

The Company’s distributions are recorded on the record date. There were no distributions declared during the three months ended March 31, 2026. The following table summarizes distributions declared during the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 4, 2025	March 12, 2025	March 14, 2025	$0.23	$10,552
Total				$10,552

Off-Balance Sheet Arrangements
Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2026 and December 31, 2025, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	March 31, 2026	December 31, 2025
Unfunded delayed draw commitments	$22,272	$27,456
Unfunded revolving commitments	27,393	28,576

Total unfunded commitments	$49,665	$56,032
Investor Commitments
As of March 31, 2026, the Company had $606.8 million in total capital commitments from investors, $109.5 million of which was undrawn. As of December 31, 2025, the Company had $616.9 million in total capital commitments from investors, $111.3 million of which was undrawn.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2026, management was not aware of any pending or threatened litigation.
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
Recent Developments

On April 28, 2026, the Company declared a distribution of $0.19 per Share, all of which is payable on or around May 15, 2026 to Members of record as of April 30, 2026.

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
As of March 31, 2026, 99.7% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	March 31, 2026
Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$13,412	$—	$13,412
Up 200 basis points	$8,941	$—	$8,941
Up 100 basis points	$4,471	$—	$4,471
Down 100 basis points	$(4,471)	$—	$(4,471)
Down 200 basis points	$(8,941)	$—	$(8,941)
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

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026, management is not aware of any pending or threatened material litigation.
Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2026 to the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Sales of Unregistered Securities and Use of Proceeds

Refer to “Item 1. Financial Statements—Notes to the Financial Statements—Note 9. Net Assets—Subscriptions and Drawdowns” in this Quarterly Report for the issuance of our Shares for the three months ended March 31, 2026 and proceeds received in connection with such issuances. Such issuances, if any, were part of our private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.    Defaults Upon Senior Securities

None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5. Other Information

During the fiscal quarter ended March 31, 2026, none of the Board members or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.    Exhibits

Exhibit Number	Description of Exhibits
3.1	Amended and Restated LLC Agreement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56496))
3.2	First Amendment to the Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56496)
10.1	Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
10.2	Administration Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
10.4	Custody Agreements (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-56496)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (File No. 814-01586)
24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K (File No. 814-01586)
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OHA SENIOR PRIVATE LENDING FUND (U) LLC

Date: May 7, 2026	/s/ Eric Muller
Eric Muller
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	/s/ Amaka Dike
Amaka Dike
Chief Financial Officer (Principal Financial Officer)