Form 10-Q
period 2026-06-30
OHA Senior Private Lending Fund (U) LLC
filed 2026-08-14
CIK 1955010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
Form 10-Q
____________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

As of June 30, 2026, there was no established public market for the registrant’s common shares of beneficial interest. The number of the registrant’s common shares, $0.01 par value per share, outstanding as of August 14, 2026 was 44,724,135.

OHA SENIOR PRIVATE LENDING FUND (U) LLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about OHA Senior Private Lending Fund (U) LLC (the “Company”, “we”, “us” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “will,” “would,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report on Form 10-Q are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed in Item 1A entitled “Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 or in other reports we may file with the Securities and Exchange Commission (the “SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, risks associated with possible disruption in our operations or the economy generally, the impact of geo-political conditions, including revolution, insurgency, terrorism or war, and future changes in laws or regulations and conditions in our operating areas.
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
Investors should understand that under Section 27A(b)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
OHA Senior Private Lending Fund (U) LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	As of
	June 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Investments at fair value:
Non-controlled/non-affiliated investments (cost of $428,610 and $421,396 at June 30, 2026 and December 31, 2025, respectively)	$424,179	$421,237
Cash and cash equivalents	31,207	42,449
Interest receivable	3,411	3,463
Unrealized appreciation on foreign currency forward contracts	—	16,054
Receivable for investments sold	114	48
Total assets	$458,911	$483,251

LIABILITIES
Collateral payable on forward currency exchange contracts	280	—
Management fees payable	749	768
Income incentive fee payable	2,199	4,400
Distribution payable	—	11,249
Unrealized depreciation on foreign currency forward contracts	47	—
Accrued expenses and other liabilities	1,496	1,171
Total liabilities	$4,771	$17,588

Commitments and contingencies (Note 8)

NET ASSETS
Common shares, $0.01 par value (44,724,135 and 44,724,135 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	447	447
Additional paid in capital	459,283	459,283
Distributable earnings (loss)	(5,590)	5,933
Total net assets	$454,140	$465,663
Total liabilities and net assets	$458,911	$483,251
Net asset value per share	$10.15	$10.41
See accompanying notes to the consolidated financial statements.

OHA Senior Private Lending Fund (U) LLC
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$10,110	$11,305	$20,218	$22,590
Other income	91	176	181	368
Total investment income	10,201	11,481	$20,399	$22,958

Expenses:
Management fees	749	751	1,513	1,465
Income incentive fee	1,112	1,267	2,200	2,526
Professional fees	301	266	560	498
Board of Managers fees	53	52	105	104
Administrative service expenses	117	59	236	218
Other general & administrative	76	219	426	463
Total expenses	2,408	2,614	$5,040	$5,274
Total investment income before taxes	$7,793	$8,867	$15,359	$17,684
Excise tax expense	—	—	32	—
Net investment income	$7,793	$8,867	$15,327	$17,684

Realized and unrealized gain (loss):
Realized gain (loss):
Non-controlled/non-affiliated investments	(6)	13	$3	27
Foreign currency transactions	(154)	793	(212)	955
Foreign currency forward contracts	1,389	694	2,306	(2,044)
Net realized gain (loss)	$1,229	$1,500	$2,097	$(1,062)

Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,087)	(77)	(4,272)	(11)
Foreign currency forward contracts	(4,590)	36,828	(16,101)	54,857
Net unrealized appreciation (depreciation)	(5,677)	36,751	$(20,373)	$54,846
Net realized and unrealized gain (loss)	(4,448)	38,251	$(18,276)	$53,784
Net increase (decrease) in net assets resulting from operations	$3,345	$47,118	$(2,949)	$71,468

Weighted average common shares outstanding	44,724,135	44,724,135	44,724,135	44,724,135
See accompanying notes to the consolidated financial statements.

OHA Senior Private Lending Fund (U) LLC
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operations:
Net investment income	$7,793	$8,867	$15,327	$17,684
Net realized gain (loss)	1,229	1,500	2,097	(1,062)
Net change in unrealized appreciation (depreciation)	(5,677)	36,751	(20,373)	54,846
Net increase (decrease) in net assets resulting from operations	$3,345	$47,118	$(2,949)	$71,468

Share transactions:
Common shares issued	$—	$—	$—	$—
Distributions to common shareholders	(8,574)	(8,944)	(8,574)	(19,496)
Net increase (decrease) from share transactions	$(8,574)	$(8,944)	$(8,574)	$(19,496)
Total increase (decrease) in net assets	$(5,229)	$38,174	$(11,523)	$51,972
Net Assets, beginning of period	459,369	450,088	465,663	436,290
Net Assets, end of period	$454,140	$488,262	$454,140	$488,262
See accompanying notes to the consolidated financial statements.

OHA Senior Private Lending Fund (U) LLC
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(2,949)	$71,468
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	4,272	11
Net unrealized (appreciation) depreciation on foreign currency forward contracts	16,101	(54,857)
Net realized (gain) loss on investments	(3)	(27)
Net realized (gain) loss on foreign currency transactions	212	(955)
Net realized (gain) loss on foreign currency forward contracts	(2,306)	2,044
Payment-in-kind interest	(708)	(785)
Net accretion of discount and amortization of premium	(477)	(749)
Purchases of investments	(16,434)	(30,620)
Proceeds from sale of investments and principal repayments	10,408	25,331
Proceeds from settlement of foreign currency forward contracts	2,306	(2,044)
Increase (decrease) in assets and liabilities:
Interest receivable	52	(528)
Receivable for investments sold	(66)	(18)
Payable for investments purchased	—	2
Collateral on forward currency exchange contracts	280	(760)
Management fee payable	(19)	—
Income incentive fee payable	(2,201)	(2,696)
Accrued expenses and other liabilities	325	(89)
Net cash provided by (used in) operating activities	8,793	4,728

Cash flows from financing activities:
Distributions paid in cash	(19,823)	(19,496)
Proceeds (payments) from foreign currency settlement	(212)	955
Net cash provided by (used in) financing activities	(20,035)	(18,541)
Net increase (decrease) in cash and cash equivalents	(11,242)	(13,813)
Cash and cash equivalents, beginning of period	42,449	42,218
Cash and cash equivalents, end of period	$31,207	$28,405

Supplemental disclosure of cash flow information:
Cash paid for excise taxes during the period	$32	$—

See accompanying notes to the consolidated financial statements.

OHA Senior Private Lending Fund (U) LLC
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt
Aerospace and Defense
Evergreen IX Borrower 2023 LLC	(4) (5)	S +	4.75%		8.48%	9/30/2030	$5,295	$5,241	$5,295	1.17%
Evergreen IX Borrower 2023 LLC	(4) (5) (6)	S +	4.75%		8.48%	10/1/2029	599	(5)	—	—
Farsound Aviation Limited	(4) (5) (8)	S +	5.25%		8.86%	12/3/2031	5,238	5,195	5,205	1.15
Farsound Aviation Limited	(4) (5) (6) (8)	S +	5.25%		8.86%	12/3/2031	952	—	(6)	—
Mantech International CP	(4) (5)	S +	4.50%		8.16%	9/14/2029	3,660	3,619	3,660	0.81
Mantech International CP	(4) (5)	S +	4.50%		8.16%	9/14/2029	53	51	52	0.01
Mantech International CP	(4) (5) (6)	S +	4.50%		8.16%	9/14/2028	444	(3)	—	—
STS Aviation Group	(4) (5) (6)	S +	5.00%		8.64%	10/8/2031	20	—	—	—
STS Aviation Group	(4) (5)	S +	5.00%		8.64%	10/8/2031	71	71	71	0.01
STS Aviation Group	(4) (5) (6)	S +	5.00%		8.64%	10/8/2030	8	6	6	—
								14,175	14,283	3.15
Automobile
FleetPride, Inc.	(4) (5)	S +	5.75%		9.42%	10/28/2031	1,487	1,476	1,475	0.33
Mammoth Holdings, LLC	(4) (5) (6)	P +	5.00%		11.75%	11/15/2029	909	23	—	—
Mammoth Holdings, LLC	(4) (5)	S +	6.00%		9.73%	11/15/2030	7,091	7,041	6,878	1.51
Mammoth Holdings, LLC	(4) (5)	S +	6.00%		9.68%	11/15/2030	1,782	1,770	1,729	0.38
Quality Collision Group, LLC	(4) (5)	S +	5.50%		9.14%	3/30/2033	75	75	74	0.02
Quality Collision Group, LLC	(4) (5) (6)	S +	5.50%		9.14%	3/30/2033	19	—	—	—
Quality Collision Group, LLC	(4) (5) (6)	S +	5.50%		9.14%	3/30/2033	6	—	—	—
Wheels Bidco, Inc.	(4) (5)	S +	5.25%		8.91%	11/3/2031	5,000	4,959	5,000	1.10
								15,344	15,156	3.34
Buildings and Real Estate
Associations, Inc.	(4) (5) (6)	S +	6.50%		10.42%	7/3/2028	286	—	—	—
Associations, Inc.	(4) (5) (6) (7)	S +	6.50%		10.42%	7/3/2028	355	187	187	0.04
Associations, Inc.	(4) (5) (7)	S +	6.50%		10.42%	7/3/2028	4,523	4,521	4,523	1.00
Associations, Inc.	(4) (5)			(14.25% PIK)	14.25%	5/3/2030	349	349	349	0.08
Associations, Inc.	(4) (5)			(14.25% PIK)	14.25%	5/3/2030	914	913	915	0.20
Service Logic (Saber)	(4) (5)	S +	4.75%	(2.25% PIK)	8.42%	12/16/2032	916	914	913	0.20
Service Logic (Saber)	(4) (5) (6)	S +	4.75%	(2.25% PIK)	8.38%	12/16/2032	250	46	45	—
Service Logic (Saber)	(4) (5) (6)	P +	3.50%	(2.25% PIK)	10.25%	12/16/2032	125	57	58	0.01

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
								6,987	6,990	1.54
Capital Equipment
AI Titan Parent Inc.	(4) (5) (6)	S +	4.50%		8.11%	8/29/2031	1,557	349	346	0.08
AI Titan Parent Inc.	(4) (5) (6)	S +	4.50%		8.14%	8/29/2031	973	(4)	(2)	—
AI Titan Parent Inc.	(4) (5)	S +	4.50%		8.14%	8/29/2031	7,786	7,755	7,766	1.71
Ohio Transmission Corporation	(4) (5) (6)	S +	5.75%		9.48%	12/19/2029	1,000	595	600	0.13
Ohio Transmission Corporation	(4) (5) (6)	S +	5.75%		9.48%	12/19/2030	525	(3)	—	—
Ohio Transmission Corporation	(4) (5)	S +	5.75%		9.48%	12/19/2030	8,368	8,309	8,368	1.84
Pike Corp	(4) (5)	S +	4.25%		7.89%	12/20/2032	1,174	1,169	1,171	0.26
Pike Corp	(4) (5) (6)	S +	4.25%		7.89%	12/20/2032	170	(1)	—	—
Pike Corp	(4) (5) (6)	S +	4.25%		7.89%	12/20/2032	255	(1)	(1)	—
Truck-Lite Co., LLC	(4) (5)	S +	4.75%		8.41%	2/13/2032	11,178	11,093	11,122	2.45
Truck-Lite Co., LLC	(4) (5) (6)	S +	4.75%		8.41%	2/13/2031	1,156	(7)	(6)	—
Truck-Lite Co., LLC	(4) (5)	S +	4.75%		8.43%	2/13/2032	241	239	240	0.05
								29,493	29,604	6.52
Chemicals, Plastics and Rubber
ASP Unifrax Holdings, Inc.	(4) (5) (10)	S +	7.75%	(4.75% PIK)	11.75%	9/28/2029	5,393	5,237	2,804	0.62
BCPE HIPH Parent, Inc.	(4) (5)	S +	5.75%		9.39%	10/7/2030	906	890	906	0.20
BCPE HIPH Parent, Inc.	(4) (5)	S +	5.75%		9.39%	10/7/2030	2,976	2,927	2,976	0.65
Meridian Adhesives Group, Inc.	(4) (5)	S +	5.75%		9.48%	9/3/2029	7,337	7,173	7,337	1.62
Meridian Adhesives Group, Inc.	(4) (5)	S +	5.75%		9.48%	9/3/2029	1,241	1,213	1,241	0.27
Vantage Specialty Chemicals	(4) (5)	S +	6.75%	(2.75% PIK)	10.48%	8/29/2029	93	92	89	0.02
Vantage Specialty Chemicals	(4) (5) (6)	S +	6.25%		9.89%	3/1/2029	8	2	2	—
								17,534	15,355	3.38
Construction & Building
FloWorks International	(4) (5)	S +	4.75%		8.41%	11/26/2031	88	88	87	0.02
FloWorks International	(4) (5)	S +	4.75%		8.41%	11/26/2031	11	11	11	—
NEFCO Construction Supply (NFO)	(4) (5)	S +	4.50%		8.24%	1/13/2033	1,024	1,021	1,021	0.22
NEFCO Construction Supply (NFO)	(4) (5) (6)	P +	3.50%		10.25%	1/13/2033	146	80	80	0.02
NEFCO Construction Supply (NFO)	(4) (5) (6)	S +	4.50%		8.24%	1/13/2033	220	—	(1)	—
NRO Holdings III Corp.	(4) (5)	S +	5.25%		8.94%	7/15/2031	6,539	6,488	6,507	1.43
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%		8.87%	7/15/2031	2,072	1,484	1,485	0.33
NRO Holdings III Corp.	(4) (5) (6)	S +	5.25%		8.93%	7/15/2030	1,050	863	865	0.19
Orion Advisor Solutions, Inc.	(4) (5) (6)	S +	4.50%		8.18%	11/26/2032	396	205	205	0.05
Orion Advisor Solutions, Inc.	(4) (5)	S +	4.50%		8.24%	11/26/2032	1,204	1,200	1,199	0.26
								11,440	11,459	2.52
Consumer Goods: Durable
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25% PIK)	10.83%	6/23/2028	701	693	628	0.14
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.25%	(3.25% PIK)	11.08%	6/23/2028	1,375	1,364	1,237	0.27

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25% PIK)	10.83%	6/23/2028	7,162	7,074	6,409	1.41
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25% PIK)	10.83%	6/23/2028	2,379	2,351	2,130	0.47
Marcone Yellowstone Buyer, Inc.	(4) (5)	S +	7.00%	(3.25% PIK)	10.83%	6/23/2028	3,336	3,297	2,986	0.66
Poly-Wood, LLC	(4) (5) (6)	S +	4.88%		8.52%	3/20/2030	1,350	(10)	(7)	—
Poly-Wood, LLC	(4) (5) (7)	S +	4.88%		8.52%	3/20/2030	7,038	6,984	7,003	1.54
								21,753	20,386	4.49
Containers, Packaging and Glass
Ascend Buyer LLC	(4) (5)	S +	5.25%		8.98%	9/29/2028	177	176	177	0.04
Ascend Buyer LLC	(4) (5) (6)	S +	5.25%		8.98%	9/29/2028	358	49	50	0.01
PPC Flexible Packaging	(4) (5)	S +	5.25%		8.98%	9/29/2028	3,957	3,920	3,957	0.87
ThermoSafe	(4) (5) (6)	S +	4.50%		8.16%	11/3/2032	33	—	—	—
ThermoSafe	(4) (5)	S +	4.50%		8.16%	11/3/2032	55	55	55	0.01
ThermoSafe	(4) (5) (6)	S +	4.50%		8.18%	11/3/2032	11	3	3	—
								4,203	4,242	0.93
Ecological
Rock Star Mergersub, LLC	(4) (5)	S +	5.25%	(2.88% PIK)	8.98%	12/15/2031	3,159	3,146	3,151	0.69
Rock Star Mergersub, LLC	(4) (5) (6)	S +	4.75%		8.42%	12/15/2031	420	49	51	0.01
Rock Star Mergersub, LLC	(4) (5) (6)	S +	4.75%		8.39%	12/15/2031	989	707	705	0.16
								3,902	3,907	0.86
Finance
Arax MidCo, LLC	(4) (5) (7)	S +	5.25%		8.98%	3/24/2032	65	65	65	0.02
Arax MidCo, LLC	(4) (5) (6)	S +	5.25%		8.98%	3/24/2032	30	—	—	—
Arax MidCo, LLC	(4) (5) (6)	S +	5.25%		8.98%	3/24/2032	5	—	—	—
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.50%		8.14%	12/29/2028	5,807	5,779	5,807	1.28
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.50%		8.14%	12/29/2028	2,278	2,267	2,278	0.50
Beacon Pointe Advisors, LLC	(4) (5) (6)	S +	4.50%		8.14%	12/29/2027	627	(1)	—	—
Beacon Pointe Advisors, LLC	(4) (5)	S +	4.50%		8.14%	12/29/2028	650	648	650	0.14
Cliffwater LLC	(4) (5)	S +	4.50%		8.14%	4/22/2032	5,956	5,915	5,941	1.31
Cliffwater LLC	(4) (5) (6)	S +	4.50%		8.14%	4/22/2032	1,009	(6)	(3)	—
Higginbotham Insurance Agency, Inc.	(4) (5) (7)	S +	4.50%		8.14%	6/11/2031	2,468	2,468	2,468	0.54
Higginbotham Insurance Agency, Inc.	(4) (5) (6) (7)	S +	4.50%		8.14%	6/11/2031	200	68	69	0.02
Higginbotham Insurance Agency, Inc.	(4) (5) (7)	S +	4.50%		8.14%	6/11/2031	312	311	312	0.07
Spectrum Automotive Holdings, Corp.	(4) (5) (6)	S +	5.25%		8.89%	6/29/2027	305	(2)	(2)	—
Spectrum Automotive Holdings, Corp.	(4) (5)	S +	5.25%		8.89%	6/29/2028	7,897	7,797	7,858	1.73
Spectrum Automotive Holdings, Corp.	(4) (5)	S +	5.25%		8.89%	6/29/2028	2,202	2,173	2,192	0.48
								27,482	27,635	6.09
Healthcare, Education and Childcare
Coding Solutions Acquisition Inc.	(4) (5)	S +	5.00%		8.64%	8/7/2031	4,822	4,786	4,774	1.05
Coding Solutions Acquisition Inc.	(4) (5) (6)	S +	5.00%		8.64%	8/7/2031	187	(2)	(2)	—

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate(2)	Maturity Date		Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Coding Solutions Acquisition Inc.	(4) (5) (6)	S +	5.00%		8.64%	8/7/2031		420	(3)	(4)	—
Crown Health Care Laundry Services, LLC	(4) (5) (6)	S +	4.75%		8.44%	5/28/2031		14	1	1	—
Crown Health Care Laundry Services, LLC	(4) (5) (6)	S +	4.75%		8.39%	5/28/2031		12	4	4	—
Crown Health Care Laundry Services, LLC	(4) (5)	S +	4.75%		8.39%	5/28/2031		73	73	73	0.02
Gateway US Holdings, Inc.	(4) (5)	S +	4.75%		8.48%	9/22/2028		3,186	3,186	3,170	0.70
Gateway US Holdings, Inc.	(4) (5) (6)	S +	4.75%		8.48%	9/22/2028		131	—	(1)	—
Gateway US Holdings, Inc.	(4) (5)	S +	4.75%		8.48%	9/22/2028		166	166	165	0.04
Gateway US Holdings, Inc.	(4) (5)	S +	4.75%		8.48%	9/22/2028		732	729	728	0.16
Medvet Associates LLC	(4) (5)	S +	4.50%		8.14%	6/25/2031		8,000	7,969	8,000	1.76
Modernizing Medicine Inc.	(4) (5)	S +	4.75%	(2.25% PIK)	8.48%	4/30/2032		94	94	94	0.02
Modernizing Medicine Inc.	(4) (5) (6)	S +	4.75%	(2.25% PIK)	8.48%	4/30/2032		9	—	—	—
Mountain Parent, Inc.	(4) (5) (6)	S +	4.75%		8.48%	6/27/2031		774	(3)	(4)	—
Mountain Parent, Inc.	(4) (5)	S +	4.75%		8.42%	6/27/2031		724	723	721	0.16
Mountain Parent, Inc.	(4) (5)	S +	4.75%		8.48%	6/27/2031		6,990	6,964	6,956	1.53
National Resilience LLC	(4) (5)			(8.00% PIK)	8.00%	11/21/2030		305	311	305	0.07
National Resilience LLC	(4) (5)	S +	8.25%		11.98%	11/21/2030		868	836	833	0.18
National Resilience LLC	(4) (5) (6)	S +	8.25%		11.98%	11/21/2030		496	(17)	(20)	—
National Resilience LLC	(4) (5) (6)	S +	8.25%		11.98%	11/21/2030		331	65	65	0.01
Next Holdco, LLC	(4) (5) (6)	S +	5.25%		8.89%	11/9/2029		491	(3)	(2)	—
Next Holdco, LLC	(4) (5)	S +	5.25%		8.89%	11/12/2030		4,986	4,934	4,962	1.09
OBHG (OB Hospitalist Group)	(4) (5)	S +	5.50%		9.15%	1/31/2031		1,249	1,243	1,243	0.27
OBHG (OB Hospitalist Group)	(4) (5) (6)	S +	5.50%		9.15%	1/31/2031		148	18	18	0.01
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	5.00%		8.66%	10/15/2032		617	(7)	(8)	—
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	5.00%		8.66%	10/15/2032		168	138	136	0.03
Packaging Coordinators Midco, Inc.	(4) (5)	S +	5.00%		8.66%	10/15/2032		7,303	7,215	7,212	1.59
Packaging Coordinators Midco, Inc.	(4) (5) (6)	S +	5.00%		8.66%	10/15/2032		1,167	(11)	(14)	—
Packaging Coordinators Midco, Inc.	(4) (5) (7)	SN +	5.00%		8.73%	10/15/2032	GBP	501	658	657	0.14
PetVet Care Centers, LLC	(4) (5)	S +	6.00%		9.64%	11/15/2030		10,437	10,364	9,289	2.05
PetVet Care Centers, LLC	(4) (5) (6)	S +	6.00%		9.64%	11/15/2029		1,396	412	265	0.06
Surmodics, Inc.	(4) (5)	S +	5.00%		8.67%	11/19/2032		1,204	1,196	1,195	0.26
Surmodics, Inc.	(4) (5) (6)	S +	5.00%		8.67%	11/19/2032		258	—	(2)	—
Surmodics, Inc.	(4) (5) (6)	S +	5.00%		8.67%	11/19/2031		138	(1)	(1)	—
Tecomet (TecoStar Holdings, Inc)	(4) (5)	S +	6.75%	(10.39% PIK)	10.39%	5/12/2032		4,284	4,224	4,285	0.94
Tyber Medical LLC	(4) (5) (6)	S +	5.00%		8.64%	6/14/2032		17	—	—	—
Tyber Medical LLC	(4) (5) (6)	S +	5.00%		8.64%	6/12/2031		8	7	7	—
Tyber Medical LLC	(4) (5)	S +	5.00%		8.64%	6/14/2032		59	58	58	0.01
Tyber Medical LLC	(4) (5)	E +	5.00%		7.30%	6/14/2032	EUR	12	14	13	—
Tyber Medical LLC	(4) (5)	E +	5.00%		7.44%	6/12/2031	EUR	3	3	3	—
									56,344	55,174	12.15

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate(2)	Maturity Date		Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
High Tech
Auctane	(4) (5)	S +	5.75%		9.42%	6/1/2033		100	99	99	0.02
Banyan Software Holdings, LLC	(4) (5)	S +	5.50%		9.14%	1/2/2031		60	60	60	0.01
Banyan Software Holdings, LLC	(4) (5) (6)	S +	5.50%		9.15%	1/2/2031		7	1	1	—
Banyan Software Holdings, LLC	(4) (5)	S +	5.50%		9.14%	1/2/2031		32	32	32	0.01
CentralSquare Technologies, LLC	(4) (5) (6)	S +	5.75%		9.39%	4/12/2030		867	(7)	—	—
CentralSquare Technologies, LLC	(4) (5)	S +	5.75%		9.39%	4/12/2030		7,915	7,851	7,915	1.74
Chase Intermediate, LLC	(4) (5)	S +	4.75%		8.41%	10/30/2028		8,525	8,496	8,482	1.87
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%		8.48%	10/30/2028		433	162	162	0.04
Chase Intermediate, LLC	(4) (5) (6)	S +	4.75%		8.39%	10/30/2028		200	42	41	0.01
Drivecentric Holdings, LLC	(4) (5) (6)	S +	4.50%		8.23%	8/15/2031		50	—	—	—
Drivecentric Holdings, LLC	(4) (5)	S +	4.50%		8.23%	8/15/2031		50	50	50	0.01
Eagan Sub, Inc.	(4) (5)	S +	4.25%		7.90%	9/8/2032		8,075	8,056	8,054	1.77
Eagan Sub, Inc.	(4) (5) (6)	S +	4.25%		7.90%	9/8/2032		2,019	—	(5)	—
Eagan Sub, Inc.	(4) (5) (6)	S +	4.25%		7.90%	9/8/2032		1,077	(2)	(3)	—
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%		8.68%	7/2/2031		1,823	707	708	0.16
Everbridge Holdings, LLC	(4) (5) (6)	S +	5.00%		8.68%	7/2/2031		733	(1)	—	—
Everbridge Holdings, LLC	(4) (5)	S +	5.00%		8.68%	7/2/2031		7,223	7,209	7,223	1.59
Flexera Software, Inc.	(4) (5)	S +	4.50%		8.15%	8/16/2032		70	70	70	0.01
Flexera Software, Inc.	(4) (5)	E +	4.50%		6.71%	8/16/2032	EUR	21	25	24	—
Flexera Software, Inc.	(4) (5) (6)	S +	4.50%		8.15%	8/16/2032		5	—	—	—
Granicus, Inc.	(4) (5) (6)	P +	4.25%	(2.25% PIK)	11.00%	1/17/2031		384	29	31	0.01
Granicus, Inc.	(4) (5)	S +	5.75%	(2.25% PIK)	9.41%	1/17/2031		2,795	2,786	2,795	0.62
Granicus, Inc.	(4) (5)	S +	5.25%	(2.25% PIK)	9.16%	1/17/2031		414	414	414	0.09
Greenway Health, LLC	(4) (5)	S +	6.75%		10.60%	4/1/2029		8,951	8,847	8,951	1.97
Jeppesen	(4) (5)	S +	4.75%		8.41%	11/1/2032		742	739	732	0.16
Jeppesen	(4) (5) (6)	S +	4.75%		8.41%	11/1/2032		38	—	—	—
Majesco, LLC	(4) (5)	S +	4.50%		8.23%	1/7/2033		1,041	1,040	1,040	0.23
Majesco, LLC	(4) (5) (6)	S +	4.50%		8.23%	1/7/2033		90	—	—	—
Maverick Bidco, Inc. (Mitratech)	(4) (5)	S +	4.75%		8.42%	12/2/2031		92	91	92	0.02
Maverick Bidco, Inc. (Mitratech)	(4) (5) (6)	S +	4.75%		8.42%	12/2/2031		4	—	—	—
Maverick Bidco, Inc. (Mitratech)	(4) (5) (6)	S +	4.75%		8.42%	12/2/2031		5	—	—	—
PDI TA Holdings, Inc.	(4) (5)	S +	6.00%	(2.50% PIK)	9.67%	2/3/2031		2,100	2,085	2,006	0.44
PDI TA Holdings, Inc.	(4) (5)	S +	5.50%	(2.50% PIK)	9.16%	2/3/2031		173	172	166	0.04
									49,053	49,140	10.82
Insurance
Beyond Risk	(4) (5)	S +	4.75%		8.39%	3/11/2033		64	64	64	0.02
Beyond Risk	(4) (5) (6)	S +	4.75%		8.39%	3/11/2033		25	—	—	—
Beyond Risk	(4) (5) (6)	S +	4.75%		8.39%	3/11/2033		11	—	—	—

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate(2)	Maturity Date		Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Integrity Marketing Acquisition, LLC	(4) (5)	S +	5.00%		8.67%	8/25/2028		5,600	5,584	5,600	1.23
MAI Capital Management Intermediate, LLC	(4) (5) (7)	S +	4.75%		8.48%	8/29/2031		2,008	2,000	2,008	0.44
MAI Capital Management Intermediate, LLC	(4) (5) (7)	S +	4.75%		8.48%	8/29/2031		1,180	1,175	1,180	0.26
MAI Capital Management Intermediate, LLC	(4) (5) (6)	S +	4.75%		8.48%	8/29/2031		610	(2)	—	—
Shelf Bidco Ltd.	(4) (5) (8)	S +	4.75%		8.43%	8/21/2031		8,283	8,249	8,283	1.82
THG Acquisition, LLC	(4) (5)	S +	4.75%		8.39%	10/31/2031		74	74	74	0.02
THG Acquisition, LLC	(4) (5) (6)	S +	4.75%		8.39%	10/31/2031		17	12	12	—
THG Acquisition, LLC	(4) (5) (6)	S +	4.75%		8.39%	10/31/2031		8	2	2	—
									17,158	17,223	3.79
Media: Broadcasting & Subscription
Learfield Communications (Baby Bison) (A-L Parent) (London Buyer) (Private)	(4) (5) (6)	S +	5.00%		8.73%	6/24/2033		9	—	—	—
Learfield Communications (Baby Bison) (A-L Parent) (London Buyer) (Private)	(4) (5)	S +	5.00%		8.73%	6/24/2033		78	78	78	0.02
Learfield Communications (Baby Bison) (A-L Parent) (London Buyer) (Private)	(4) (5) (6)	S +	5.00%		8.73%	6/24/2033		13	—	—	—
									78	78	0.02
Media: Diversified & Production
Aurelia Netherlands Midco 2 B.V.	(4) (5) (8)	E +	4.75%		6.95%	5/29/2031	EUR	11,569	12,658	13,161	2.90
Circana Group, L.P.	(4) (5) (6)	S +	4.25%		7.89%	12/1/2028		1,014	(7)	—	—
Circana Group, L.P.	(4) (5)	S +	4.25%		7.89%	12/3/2029		9,376	9,264	9,376	2.06
									21,915	22,537	4.96
Printing and Publishing
Recorded Books Inc.	(4) (5) (6)	S +	5.00%		8.67%	8/31/2029		1,161	(9)	—	—
Recorded Books Inc.	(4) (5)	S +	5.00%		8.67%	9/3/2030		13,981	13,817	13,977	3.08
									13,808	13,977	3.08
Retail Stores
New Look Vision Group, Inc.	(4) (5) (7) (8)	C +	5.25%		7.56%	5/26/2028	CAD	6,141	4,395	4,329	0.95
New Look Vision Group, Inc.	(4) (5) (6) (8)	C +	5.25%		7.54%	5/26/2028	CAD	850	147	149	0.03
New Look Vision Group, Inc.	(4) (5) (7) (8)	C +	5.25%		7.56%	5/26/2028	CAD	409	293	288	0.07
New Look Vision Group, Inc.	(4) (5) (8)	S +	5.25%		8.98%	5/26/2028		1,267	1,237	1,267	0.28
New Look Vision Group, Inc.	(4) (5) (7) (8)	C +	5.25%		7.54%	5/26/2028	CAD	785	561	553	0.12
New Look Vision Group, Inc.	(4) (5) (8)	S +	5.25%		8.98%	5/26/2028		144	141	144	0.03
									6,774	6,730	1.48
Services: Business
Area Wide Protective (AWP Group)	(4) (5)	S +	5.91%	(3.28% PIK)	9.56%	12/22/2032		87	86	86	0.02
Area Wide Protective (AWP Group)	(4) (5) (6)	S +	5.25%	(3.28% PIK)	8.90%	12/22/2032		14	4	3	—

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Baker Tilly Advisory Group, LP	(4) (5) (6)	S +	4.25%		7.89%	6/3/2030	2,273	(11)	—	—
Baker Tilly Advisory Group, LP	(4) (5)	S +	4.75%		8.39%	6/3/2031	9,806	9,751	9,806	2.16
Baker Tilly Advisory Group, LP	(4) (5)	S +	4.25%		7.89%	6/3/2031	4,514	4,495	4,514	0.99
Deerfield Dakota Holding LLC	(4) (5) (7)	S +	5.75%	(2.75% PIK)	9.48%	9/13/2032	5,672	5,647	5,616	1.24
Deerfield Dakota Holding LLC	(4) (5) (6)	S +	5.25%	(2.75% PIK)	8.89%	9/13/2032	523	189	186	0.04
FR Vision Holdings, Inc.	(4) (5)	S +	5.00%		8.67%	1/20/2031	1,091	1,086	1,085	0.24
FR Vision Holdings, Inc.	(4) (5) (6)	S +	5.00%		8.67%	1/20/2031	2,490	310	299	0.07
FR Vision Holdings, Inc.	(4) (5) (6)	S +	5.00%		8.67%	1/21/2030	580	55	55	0.01
FR Vision Holdings, Inc.	(4) (5)	S +	5.00%		8.67%	1/20/2031	2,290	2,275	2,279	0.50
FR Vision Holdings, Inc.	(4) (5)	S +	5.00%		8.67%	1/20/2031	7,036	6,985	7,001	1.54
Frontline Road Safety Holdings II, LLC	(4) (5) (6)	S +	5.00%		8.64%	3/4/2032	100	25	24	0.01
GC Waves Holdings, Inc.	(4) (5)	S +	4.50%		8.14%	10/4/2030	7,264	7,146	7,245	1.60
GI Apple Midco LLC	(4) (5) (6)	S +	6.75%		10.39%	4/19/2029	1,133	741	753	0.17
GI Apple Midco LLC	(4) (5)	S +	6.75%		10.39%	4/19/2030	7,224	7,133	7,224	1.59
GI Apple Midco LLC	(4) (5)	S +	6.75%		10.39%	4/19/2030	174	173	174	0.04
Jensen Hughes Inc.	(4) (5) (6)	S +	4.75%		8.43%	9/2/2031	1,466	318	315	0.07
Jensen Hughes Inc.	(4) (5) (6)	S +	4.75%		8.43%	9/2/2031	587	(4)	(3)	—
Jensen Hughes Inc.	(4) (5)	S +	4.75%		8.43%	9/2/2031	5,165	5,124	5,139	1.13
Jensen Hughes Inc.	(4) (5) (6)	S +	4.75%		8.43%	9/2/2031	342	—	(2)	—
NAVEX TopCo Inc	(4) (5)	S +	5.00%		8.64%	10/14/2032	48	48	48	0.01
NAVEX TopCo Inc	(4) (5) (6)	S +	5.00%		8.64%	10/14/2031	1	—	—	—
NAVEX TopCo Inc	(4) (5) (6)	S +	5.00%		8.64%	10/14/2032	23	—	—	—
OEConnection LLC	(4) (5)	S +	4.50%		8.14%	12/23/2032	57	57	57	0.01
OEConnection LLC	(4) (5) (6)	S +	4.50%		8.14%	12/23/2032	34	—	—	—
OEConnection LLC	(4) (5) (6)	S +	4.50%		8.14%	12/23/2032	9	—	—	—
Pave America LLC	(4) (5) (6)	S +	4.75%		8.48%	8/27/2032	679	337	336	0.07
Pave America LLC	(4) (5)	S +	5.25%	(2.88% PIK)	8.98%	8/27/2032	2,648	2,637	2,635	0.58
Pave America LLC	(4) (5) (6)	S +	5.25%	(2.88% PIK)	8.90%	8/27/2032	908	453	451	0.10
PT Intermediate Holdings III, LLC	(4) (5)	S +	4.75%		8.48%	4/9/2030	12,658	12,523	12,658	2.79
Rimkus Consulting Group Inc.	(4) (5) (6)	S +	5.25%		8.93%	4/1/2030	463	114	111	0.02
Rimkus Consulting Group Inc.	(4) (5)	S +	5.25%		8.93%	4/1/2031	3,409	3,390	3,375	0.74
Rimkus Consulting Group Inc.	(4) (5) (7)	S +	5.25%		8.93%	4/1/2031	234	234	232	0.05
Sciens Building Solutions (Java Buyer)	(4) (5) (6)	S +	4.50%		8.23%	12/15/2030	10	—	—	—
Sciens Building Solutions (Java Buyer)	(4) (5) (6)	S +	4.50%		8.23%	12/15/2030	29	6	6	—
Sciens Building Solutions (Java Buyer)	(4) (5)	S +	4.50%		8.23%	12/15/2030	61	61	61	0.01
STV Group, Inc.	(4) (5) (6)	S +	4.75%		8.39%	3/20/2031	625	(2)	—	—
STV Group, Inc.	(4) (5)	S +	4.75%		8.39%	3/20/2031	4,900	4,866	4,900	1.08
STV Group, Inc.	(4) (5) (6)	S +	4.75%		8.39%	3/20/2030	875	(6)	—	—
USIC Holdings Inc.	(4) (5)	S +	5.50%		9.17%	9/10/2031	8,303	8,270	8,262	1.82

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread			Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
USIC Holdings Inc.	(4) (5) (6)	S +	5.25%		8.92%	9/10/2031	1,073	958	957	0.21
USIC Holdings Inc.	(4) (5) (6)	S +	5.50%		9.17%	9/10/2031	506	397	395	0.09
								85,871	86,283	19.00
Services: Consumer
The Kleinfelder Group, Inc.	(4) (5) (7)	S +	4.50%		8.16%	9/18/2030	12,247	12,243	12,217	2.69
The Kleinfelder Group, Inc.	(4) (5) (6)	P +	3.50%		10.25%	9/18/2028	1,643	108	111	0.02
The Kleinfelder Group, Inc.	(4) (5) (7)	S +	4.50%		8.16%	9/18/2030	1,301	1,301	1,298	0.29
W.A. Kendall and Company, LLC	(4) (5)	S +	5.75%		9.74%	4/22/2030	2	2	2	—
W.A. Kendall and Company, LLC	(4) (5) (6)	S +	5.75%		9.74%	4/22/2030	54	10	10	—
W.A. Kendall and Company, LLC	(4) (5)	S +	5.75%		9.74%	4/22/2030	36	36	36	0.01
W.A. Kendall and Company, LLC	(4) (5) (6)	S +	5.88%		9.87%	4/22/2030	7	5	6	—
Wrench Group LLC	(4) (5)	S +	4.75%		8.48%	9/3/2032	3,974	3,956	3,954	0.87
Wrench Group LLC	(4) (5) (6)	S +	4.75%		8.48%	9/3/2032	545	—	(3)	—
Wrench Group LLC	(4) (5) (6)	S +	4.75%		8.48%	9/3/2031	545	(2)	(3)	—
								17,659	17,628	3.88
Telecommunications
LiveOak Fiber Holdings	(4) (5) (6)	S +	8.00%		11.62%	4/8/2031	45	3	2	—
LiveOak Fiber Holdings	(4) (5)	S +	8.00%		11.62%	4/8/2031	55	55	55	0.01
Omni Fiber, LLC	(4) (5)	S +	5.25%		8.93%	7/3/2030	6	6	6	—
Omni Fiber, LLC	(4) (5)	S +	5.25%		8.90%	7/3/2030	12	12	12	—
Omni Fiber, LLC	(4) (5)	S +	5.25%		8.98%	7/3/2030	82	81	81	0.02
								157	156	0.03
Utilities: Water
United Flow Technologies	(4) (5) (6)	S +	5.00%	(2.75% PIK)	8.73%	12/6/2032	391	93	91	0.02
United Flow Technologies	(4) (5)	S +	5.00%	(2.75% PIK)	8.73%	12/6/2032	1,080	1,075	1,075	0.24
United Flow Technologies	(4) (5) (6)	S +	5.00%	(2.75% PIK)	8.73%	12/6/2032	146	(1)	(1)	—
								1,167	1,165	0.26

Total First Lien Debt								$422,297	$419,108	92.29%

Second Lien Debt
High Tech
Polaris Newco LLC	(4) (5)	S +	9.00%		12.77%	6/4/2029	6,200	6,106	4,867	1.07
								6,106	4,867	1.07
Services: Consumer
BCPE Empire Holdings, Inc.	(4) (5)	S +	5.25%		8.86%	12/31/2031	100	99	99	0.02
								99	99	0.02

Total Second Lien Debt								$6,205	$4,966	1.09%

Investments-non-controlled/non- affiliated(1)	Footnotes	Reference Rate and Spread	Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets

Preferred Equity
Automobile
FleetPride, Inc.	(4)	(14.50% PIK)	14.50%			98	98	0.02
FleetPride, Inc.	(4)					10	7	—
						108	105	0.02

Total Preferred Equity						$108	$105	0.02%

Total Investments—non-controlled/non-affiliated						$428,610	$424,179	93.40%
Total Portfolio Investments						$428,610	$424,179	93.40%
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

Investments—non- controlled/non- affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Total Commitment Fair Value
AI Titan Parent Inc.	Delayed Draw Term Loan	8/29/2031	$1,207	$(3)
AI Titan Parent Inc.	Revolver	8/29/2031	973	(2)
Arax MidCo, LLC	2026 Delayed Draw Term Loan	3/24/2032	30	—
Arax MidCo, LLC	2026 Revolver	3/24/2032	5	—
Area Wide Protective (AWP Group)	2026 Revolver	12/22/2032	10	—
Ascend Buyer LLC	2025 4th Amendment Revolver	9/29/2028	308	—
Associations, Inc.	2024 2nd Amendment Revolver	7/3/2028	286	—
Associations, Inc.	2024 Special Purpose Delayed Draw Term Loan	7/3/2028	168	—
Baker Tilly Advisory Group, LP	Revolver	6/3/2030	2,273	—

Banyan Software Holdings, LLC	2024 Revolver	1/2/2031	5	—
Beacon Pointe Advisors, LLC	2021 Revolver	12/29/2027	627	—
Beyond Risk	2026 Delayed Draw Term Loan	3/11/2033	25	—
Beyond Risk	2026 Revolver	3/11/2033	11	—
CentralSquare Technologies, LLC	2024 Revolver	4/12/2030	867	—
Chase Intermediate, LLC	2023 Revolver	10/30/2028	270	(1)
Chase Intermediate, LLC	2025 Delayed Draw Term Loan	10/30/2028	158	(1)
Circana Group, L.P.	2025 Revolver	12/1/2028	1,014	—
Cliffwater LLC	Revolver	4/22/2032	1,009	(2)
Coding Solutions Acquisition Inc.	2024 Revolver	8/7/2031	420	(4)
Coding Solutions Acquisition Inc.	2024 Delayed Draw Term Loan	8/7/2031	187	(2)
Crown Health Care Laundry Services, LLC	2025 Revolver	5/28/2031	13	—
Crown Health Care Laundry Services, LLC	2025 Delayed Draw Term Loan	5/28/2031	8	—
Deerfield Dakota Holding LLC	2025 Revolver	9/13/2032	331	(3)
Drivecentric Holdings, LLC	2025 1st Amendment Delayed Draw Term Loan	8/15/2031	50	—
Eagan Sub, Inc.	Delayed Draw Term Loan	9/8/2032	2,019	(5)
Eagan Sub, Inc.	Revolver	9/8/2032	1,077	(3)
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2031	1,115	—
Everbridge Holdings, LLC	Revolver	7/2/2031	733	—
Evergreen IX Borrower 2023 LLC	Revolver	10/1/2029	599	—
Farsound Aviation Limited	2024 Delayed Draw Term Loan	12/3/2031	952	(6)
Flexera Software, Inc.	2025 Revolver	8/16/2032	5	—
FR Vision Holdings, Inc.	Delayed Draw Term Loan	1/20/2031	2,178	(11)
FR Vision Holdings, Inc.	Revolver	1/21/2030	522	(3)
Frontline Road Safety Holdings II, LLC	2026 Delayed Draw Term Loan	3/4/2032	75	(1)
Gateway US Holdings, Inc.	Revolver	9/22/2028	131	(1)
GI Apple Midco LLC	Revolver	4/19/2029	381	—
Granicus, Inc.	2024 Revolver	1/17/2031	353	—
Higginbotham Insurance Agency, Inc.	2025 6th Amendment Tranche B DDTL	6/11/2031	131	—
Jensen Hughes Inc.	2024 Delayed Draw Term Loan	9/2/2031	1,143	(6)
Jensen Hughes Inc.	2024 Revolver	9/2/2031	587	(3)
Jensen Hughes Inc.	2024 1st Lien Delayed Draw Term Loan	9/2/2031	342	(2)
Jeppesen	Revolver	11/1/2032	38	(1)
Learfield Communications (Baby Bison) (A-L Parent) (London Buyer) (Private)	Revolver	6/24/2033	13	—
Learfield Communications (Baby Bison) (A-L Parent) (London Buyer) (Private)	Delayed Draw Term Loan	6/24/2033	9	—
LiveOak Fiber Holdings	Delayed Draw Term Loan	4/8/2031	42	—
MAI Capital Management Intermediate LLC	Revolver	8/29/2031	610	—
Majesco, LLC	2026 Revolver	1/7/2033	90	—
Mammoth Holdings, LLC	2023 Revolver	11/15/2029	882	(27)

Mantech International CP	2025 Tranche A Revolver	9/14/2028	444	—
Maverick Bidco, Inc. (Mitratech)	2025 Delayed Draw Term Loan	12/2/2031	5	—
Maverick Bidco, Inc. (Mitratech)	2025 Revolver	12/2/2031	4	—
Modernizing Medicine Inc.	Revolver	4/30/2032	8	—
Mountain Parent, Inc.	2024 Revolver	6/27/2031	774	(4)
National Resilience LLC	Delayed Draw Term Loan	11/21/2030	496	(20)
National Resilience LLC	Specified Delayed Draw Term Loan	11/21/2030	265	—
NAVEX TopCo Inc	Delayed Draw Term Loan	10/14/2032	23	—
NAVEX TopCo Inc	Revolver	10/14/2031	1	—
NEFCO Construction Supply (NFO)	Delayed Draw Term Loan	1/13/2033	219	—
NEFCO Construction Supply (NFO)	Revolver	1/13/2033	66	—
New Look Vision Group, Inc.	CAD Revolver	5/26/2028	468	(138)
Next Holdco, LLC	Revolver	11/9/2029	491	(2)
NRO Holdings III Corp.	Delayed Draw Term Loan	7/15/2031	577	(3)
NRO Holdings III Corp.	Revolver	7/15/2030	180	(1)
OBHG (OB Hospitalist Group)	2026 Revolver	1/31/2031	129	(1)
OEConnection LLC	2025 Delayed Draw Term Loan	12/23/2032	34	—
OEConnection LLC	2025 Revolver	12/23/2032	9	—
Ohio Transmission Corporation	2023 Delayed Draw Term Loan	12/19/2030	525	—
Ohio Transmission Corporation	2023 Revolver	12/19/2029	400	—
Orion Advisor Solutions, Inc.	2025 Delayed Draw Term Loan	11/26/2032	190	(1)
Packaging Coordinators Midco, Inc.	2025 Refinancing Delayed Draw Term Loan	10/15/2032	1,167	(15)
Packaging Coordinators Midco, Inc.	2025 Revolver	10/15/2032	617	(8)
Packaging Coordinators Midco, Inc.	2025 Initial Dollar SP Delayed Draw Term Loan	10/15/2032	30	—
Pave America LLC	2025 Delayed Draw Term Loan	8/27/2032	453	(2)
Pave America LLC	2025 Revolver	8/27/2032	340	(2)
PetVet Care Centers, LLC	2023 Revolver	11/15/2029	977	(107)
Pike Corp	2025 Delayed Draw Term Loan	12/20/2032	255	(1)
Pike Corp	2025 Revolver	12/20/2032	170	—
Poly-Wood, LLC	Revolver	3/20/2030	1,350	(7)
Quality Collision Group, LLC	Delayed Draw Term Loan	3/30/2033	19	—
Quality Collision Group, LLC	Revolver	3/30/2033	6	—
Recorded Books Inc.	2023 Revolver	8/31/2029	1,160	—
Rimkus Consulting Group Inc.	Revolver	4/1/2030	347	(3)
Rock Star Mergersub, LLC	Revolver	12/15/2031	368	(1)
Rock Star Mergersub, LLC	Delayed Draw Term Loan	12/15/2031	281	(1)
Sciens Building Solutions (Java Buyer)	2026 Incremental Delayed Draw Term Loan	12/15/2030	23	—
Sciens Building Solutions (Java Buyer)	2026 Revolver	12/15/2030	10	—
Service Logic	Delayed Draw Term Loan	12/16/2032	204	(1)
Service Logic (Saber)	Revolver	12/16/2032	67	—

Spectrum Automotive Holdings, Corp.	2021 Revolver	6/29/2027	305	(2)
STS Aviation Group	Delayed Draw Term Loan	10/8/2031	20	—
STS Aviation Group	Revolver	10/8/2030	2	—
STV Group, Inc.	2024 Revolver	3/20/2030	875	—
STV Group, Inc.	2024 Delayed Draw Term Loan	3/20/2031	625	—
Surmodics, Inc.	Delayed Draw Term Loan	11/19/2032	258	(2)
Surmodics, Inc.	Revolver	11/19/2031	138	(1)
The Kleinfelder Group, Inc.	Revolver	9/18/2028	1527	(4)
ThermoSafe	Delayed Draw Term Loan	11/3/2032	33	—
ThermoSafe	Revolver	11/3/2032	8	—
THG Acquisition, LLC	2024 Revolver	10/31/2031	6	—
THG Acquisition, LLC	2024 Delayed Draw Term Loan	10/31/2031	4	—
Truck-Lite Co., LLC	2025 Replacement Revolver	2/13/2031	1156	(6)
Tyber Medical LLC	Delayed Draw Term Loan	6/14/2032	17	—
Tyber Medical LLC	USD Revolver	6/12/2031	1	—
United Flow Technologies	Delayed Draw Term Loan	12/6/2032	298	(1)
United Flow Technologies	Revolver	12/6/2032	146	(1)
USIC Holdings Inc.	2024 Revolver	9/10/2031	110	(1)
USIC Holdings Inc.	2024 Specified Delayed Draw Term Loan	9/10/2031	109	—
Vantage Specialty Chemicals	2025 Revolver	3/1/2029	6	—
W.A. Kendall and Company, LLC	2025 7th Amendment Delayed Draw Term Loan	4/22/2030	44	$—
W.A. Kendall and Company, LLC	Revolver	4/22/2030	2	$—
Wrench Group LLC	2025 Delayed Draw Term Loan	9/3/2032	545	(2)
Wrench Group LLC	2025 Revolver	9/3/2031	545	(3)
			$44,214	$(428)

(7)Position or portion thereof unsettled as of June 30, 2026.
(8)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, non-qualifying assets totaled 10.40% of the Company’s total assets.
(9)As of June 30, 2026, the estimated net unrealized loss for federal tax purposes was $4.9 million based on a tax basis of $429.1 million. As of June 30, 2026, the estimated aggregate gross unrealized loss for federal income tax purposes was $5.4 million and the estimated aggregate gross unrealized gain for federal income tax purposes was $0.5 million.
(10)Represents an investment on non-accrual status as of June 30, 2026.

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
State Street Bank & Trust Company	U.S. Dollar 670	Great Britain Pound 500	9/17/2026	$8
State Street Bank & Trust Company	U.S. Dollar 13,611	Euro 11,700	9/17/2026	210
State Street Bank & Trust Company	U.S. Dollar 6,095	Canadian Dollar 8,500	9/17/2026	91
Macquarie Bank Limited	Euro 50,000	U.S. Dollar 56,500	9/30/2026	797
Macquarie Bank Limited	Euro 46,802	U.S. Dollar 55,320	6/30/2028	(199)
Natwest Markets PLC	Euro 100	U.S. Dollar 109	12/31/2026	6
Natwest Markets PLC	Euro 50,147	U.S. Dollar 54,720	12/31/2026	2,978
Natwest Markets PLC	U.S. Dollar 11,453	Euro 9,500	12/31/2026	522
Natwest Markets PLC	Euro 32,196	U.S. Dollar 35,347	3/31/2027	1,845
Natwest Markets PLC	Euro 42,696	U.S. Dollar 48,239	6/30/2027	1,286
Natwest Markets PLC	Euro 41,650	U.S. Dollar 50,971	9/30/2027	(2,476)
City National Bank	Euro 50,470	U.S. Dollar 61,593	12/31/2027	(2,603)
City National Bank	Euro 46,528	U.S. Dollar 56,420	12/31/2027	(2,037)
City National Bank	Euro 46,356	U.S. Dollar 54,863	3/31/2028	(475)
				$(47)
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
Cash and Cash Equivalents

Cash represents cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash with high credit-quality institutions to minimize credit risk exposure. The Company deems that certain money market funds, U.S. Treasury bills, repurchase agreements, and other high-quality, short-term debt securities would qualify as cash equivalents. As of June 30, 2026 and December 31, 2025, $10.5 million and $21.5 million were held in money market funds, respectively. As of June 30, 2026 and December 31, 2025, approximately $0.7 million and $0.7 million of the cash balances were denominated in a foreign currency, respectively.
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
Non-Accrual Loans
Loans or debt securities are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan has sufficient collateral value and is in the process of collection. As of June 30, 2026, there was one loan on non-accrual status with a $5.2 million cost and $2.8 million fair value. As of December 31, 2025, there were no loans placed on non-accrual status.
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

Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of June 30, 2026, the Company had no payables for investments purchased and had $114 of receivables for investments sold. As of December 31, 2025, the Company had no payables for investments purchased and had $48 of receivables for investments sold.
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
Organization and Offering Expenses
Organizational costs, primarily for legal expenses associated with the establishment of the Company, are expensed as incurred. Costs associated with the offering of Shares of the Company will be capitalized as deferred offering expenses and included as other assets on the Consolidated Statement of Assets and Liabilities and amortized over a twelve-month period from incurrence. As of June 30, 2026 and December 31, 2025, all offering costs were fully amortized. For the three and six months ended June 30, 2026 the Company did not have any amortized offering costs. For the three and six months ended June 30, 2025, the Company did not have any amortized offering costs.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through June 30, 2026. As applicable, the Company’s prior years remain subject to examination by U.S. federal, state and local tax authorities.

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

For the three months ended June 30, 2026 and June 30, 2025, management fees were $0.7 million and $0.8 million, respectively, of which none were waived. For the six months ended June 30, 2026 and June 30, 2025, management fees were $1.5 million and $1.5 million, respectively, of which none were waived. As of June 30, 2026 and December 31, 2025, $0.7 million and $0.8 million, respectively, remained payable related to the base management fee accrued in management fee payable on the Consolidated Statements of Assets and Liabilities.
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
For the three months ended June 30, 2026 and June 30, 2025, income based incentive fees (before waivers) were $1.1 million and $1.3 million, respectively. For the six months ended June 30, 2026 and June 30, 2025, income based incentive fees (before waivers) were $2.2 million and $2.5 million, respectively. For the three and six months ended June 30, 2026 and June 30, 2025, no income incentive fees were waived in accordance with the annual Operating Expense Cap. As of June 30, 2026 and December 31, 2025, $2.2 million and $4.4 million related to the income based incentive fee had accrued and remained payable on the Consolidated Statements of Assets and Liabilities, respectively.
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

There were no capital gains based incentive fees for the three and six months ended June 30, 2026 and June 30, 2025. As of June 30, 2026 and December 31, 2025, there were no payables related to the capital gains based incentive fee accrued in capital gains incentive fee payable on the Consolidated Statements of Assets and Liabilities.
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
For the three months ended June 30, 2026 and June 30, 2025, there were $0.1 million and $0.1 million, respectively, in expenses related to the Administrator that were included in other general and administrative expenses on the Consolidated Statements of Operations. For the six months ended June 30, 2026 and June 30, 2025, there were $0.2 million and $0.3 million, respectively, in expenses related to the Administrator that were included in other general and administrative expenses on the Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, there were $0.1 million and $0.2 million, respectively, of expenses related to the Administrator that were payable and included in “accrued expenses and other liabilities” in the Consolidated Statements of Assets and Liabilities.

The sub-administrator is paid its compensation for performing its sub-administrative services under the sub-administration agreement. For the three months ended June 30, 2026 and June 30, 2025, there were $0.1 million and $0.1 million, respectively, in expenses related to the sub-administrator which is included in administrative service expenses on the Consolidated Statements of Operations. For the six months ended June 30, 2026 and June 30, 2025, there were $0.2 million and $0.2 million, respectively, in expenses related to the sub-administrator which is included in administrative service expenses on the Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, there were $0.6 million and $0.4 million, respectively, of expenses related to the sub-administrator that were payable and included in “accrued expenses and other liabilities” in the Consolidated Statements of Assets and Liabilities.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
First Lien Debt	$422,297	$419,108	98.8%	$415,096	$415,252	98.6%
Second Lien Debt	6,205	4,966	1.2	6,192	5,877	1.4
Preferred Equity	108	105	—	108	108	—
Total investments	$428,610	$424,179	100.0%	$421,396	$421,237	100.0%
The industry composition of investments based on fair value as of June 30, 2026 and December 31, 2025 was as follows:

June 30, 2026
Services: Business	20.3%
High Tech	12.7%
Healthcare, Education and Childcare	11.7%
Capital Equipment	7.0%
Finance	5.8%
Media: Diversified & Production	5.3%
Consumer Goods: Durable	4.8%
Services: Consumer	4.2%
Insurance	4.1%
Chemicals, Plastics and Rubber	3.6%
Automobile	3.6%
Aerospace and Defense	3.4%
Printing and Publishing	3.3%
Construction & Building	2.7%
Retail Stores	1.7%
Buildings and Real Estate	1.6%
Healthcare & Pharmaceuticals	1.3%
Containers, Packaging and Glass	1.0%
Ecological	0.9%
Banking	0.7%
Utilities: Water	0.3%
Total	100.0%

December 31, 2025
Services: Business	20.0%
High Tech	12.8%
Healthcare, Education and Childcare	12.7%
Capital Equipment	7.1%
Finance	6.5%
Media: Diversified & Production	5.4%
Consumer Goods: Durable	4.8%
Insurance	4.4%
Services: Consumer	4.2%
Chemicals, Plastics and Rubber	4.0%
Automobile	3.7%
Aerospace and Defense	3.4%
Printing and Publishing	3.3%
Construction & Building	2.4%
Retail Stores	1.7%
Buildings and Real Estate	1.6%
Containers, Packaging and Glass	1.0%
Ecological	0.8%
Utilities: Water	0.2%
Total	100.0%

The geographic composition of investments at cost and fair value as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$395,734	$390,806	92.1%	86.0%
United Kingdom	13,444	13,482	3.2%	3.0%
Germany	12,658	13,161	3.1%	2.9%
Canada	6,774	6,730	1.6%	1.5%
Total	$428,610	$424,179	100.0%	93.4%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$388,433	$387,169	91.9%	83.2%
United Kingdom	13,484	13,501	3.2%	2.9%
Germany	12,644	13,554	3.2%	2.9%
Canada	6,835	7,013	1.7%	1.5%
Total	$421,396	$421,237	100.0%	90.5%
Note 5. Fair Value of Investments
The following tables present the fair value hierarchy of investments as of June 30, 2026 and December 31, 2025, categorized by the ASC 820 valuation hierarchy, as previously described:

	June 30, 2026
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$419,108	$419,108
Second Lien Debt	—	—	4,966	4,966
Preferred Equity	—	—	105	105
Total investments	$—	$—	$424,179	$424,179

	December 31, 2025
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$4,247	$411,005	$415,252
Second Lien Debt	—	—	5,877	5,877
Preferred Equity	—	—	108	108
Total investments	$—	$4,247	$416,990	$421,237

The following tables present the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three months ended June 30, 2026 and June 30, 2025:

	For the Three Months Ended
	June 30, 2026
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$413,603	$4,873	$108	$418,584
Purchases of investments(1)	9,248	—	—	9,248
Proceeds from principal repayments and sales of investments	(5,787)	—	—	(5,787)
Accretion of discount/amortization of premium	244	7	—	251
Net realized gain (loss)	1	—	—	1
Net change in unrealized appreciation (depreciation)	(1,252)	86	(3)	(1,169)
Transfers into Level 3 (2)	3,051	—	—	3,051
Transfers out of Level 3 (2)	—	—	—	—
Fair value, end of period	$419,108	$4,966	$105	$424,179
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2026	$(1,551)	$(38)	$(3)	$(1,592)

	For the Three Months Ended
	June 30, 2025
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$416,964	$6,076	$423,040
Purchases of investments(1)	12,852	99	12,951
Proceeds from principal repayments and sales of investments	(11,620)	—	(11,620)
Accretion of discount/amortization of premium	473	6	479
Net realized gain (loss)	14	—	14
Net change in unrealized appreciation (depreciation)	638	(99)	539
Transfers into Level 3 (2)	—	—	—
Transfers out of Level 3 (2)	—	—	—
Fair value, end of period	$419,321	$6,082	$425,403
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2025	$71	$(99)	$(28)
(1)Purchases include PIK interest, if applicable.
(2)Transfers between levels are recognized at the beginning of the period in which the transfers occur. For the three months ended June 30, 2026, there was one transfer into Level 3 from Level 2 which was primarily due to decreased price transparency. For the three months ended June 30, 2025, there were no transfers into or out of Level 3.

The following tables present the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2026 and June 30, 2025:

	For the Six Months Ended
	June 30, 2026
	First Lien Debt	Second Lien Debt	Preferred Equity	Total Investments
Fair value, beginning of period	$411,003	$5,877	$108	$416,988
Purchases of investments(1)	17,142	—	—	17,142
Proceeds from principal repayments and sales of investments	(10,408)	—	—	(10,408)
Accretion of discount/amortization of premium	464	13	—	477
Net realized gain (loss)	3	—	—	3
Net change in unrealized appreciation (depreciation)	(3,345)	(924)	(3)	(4,272)
Transfers into Level 3 (2)	4,249	—	—	4,249
Transfers out of Level 3 (2)	—	—	—	—
Fair value, end of period	$419,108	$4,966	$105	$424,179
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2026	$(3,303)	$(924)	$(3)	$(4,230)

	For the Six Months Ended
	June 30, 2025
	First Lien Debt	Second Lien Debt	Total Investments
Fair value, beginning of period	$412,100	$6,200	$418,300
Purchases of investments(1)	28,056	99	28,155
Proceeds from principal repayments and sales of investments	(22,746)	—	(22,746)
Accretion of discount/amortization of premium	721	11	732
Net realized gain (loss)	28	—	28
Net change in unrealized appreciation (depreciation)	1,162	(228)	934
Transfers into Level 3 (2)	—	—	—
Transfers out of Level 3 (2)	—	—	—
Fair value, end of period	$419,321	$6,082	$425,403
Net change in unrealized appreciation (depreciation) related to financial instruments still held as of June 30, 2025	$394	$(228)	$165

(1)Purchases include PIK interest, if applicable.
(2)Transfers between levels are recognized at the beginning of the period in which the transfers occur. For the six months ended June 30, 2026, there was one transfer into Level 3 from Level 2 which was primarily due to decreased price transparency. For the six months ended June 30, 2025, there were no transfers into or out of Level 3.

Significant Unobservable Inputs

In accordance with ASC 820, the following tables provide quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2026
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)
Assets:
First Lien Debt	$414,537	Discounted cash flow	Comparative Yields	7.3% - 17.5% (9.5%)
First Lien Debt	1,462	Market Comparable Companies	Transaction Price	N/A
First Lien Debt	2,804	Discounted cash flow	EBITDA Multiple	6.3x
First Lien Debt	305	Discounted cash flow	Discount Rate	8.0%
Total First Lien Debt	419,108
Second Lien Debt	4,966	Discounted cash flow	Comparative Yields	9.4% - 23.4% (23.2%)
Preferred Equity	98	Discounted cash flow	Comparative Yields	17.8%
Preferred Equity	7	Guideline Public Companies	EBITDA Multiple	10.0x
Total Preferred Equity	105
Total investments	$424,179

	December 31, 2025
	Fair Value	Valuation Techniques	Unobservable Input	Range/Input (Weighted Average)(1)
Assets:
First Lien Debt	$402,752	Discounted cash flow	Comparative Yields	7.4% - 15.7% (9.0%)
First Lien Debt	7,948	Precedent Transaction	Transaction Price	N/A
First Lien Debt	305	Market Comparable Companies	EBITDA Multiple	12.0x
Total First Lien Debt	411,005
Second Lien Debt	5,877	Discounted cash flow	Comparative Yields	9.0% - 15.1% (15.0%)
Preferred Equity	10	Market Comparable Companies	EBITDA Multiple	10.0x
Preferred Equity	98	Discounted cash flow	Comparative Yields	17.0%
Total Preferred Equity	108
Total investments	$416,990
(1)Weighted averages are calculated based on fair value of investments.
The Company used the income approach to determine the fair value of certain Level 3 assets as of June 30, 2026 and December 31, 2025. The significant unobservable inputs used in the income approach is the comparative yield and discount rate. The comparative yield and discount rate is used to discount the estimated future cash flows expected to be received from the underlying investment. An increase/decrease in the comparative yield or discount rate would result in a decrease/increase, respectively, in the fair value. An increase/decrease in the EBITDA multiple would result in an increase/decrease, respectively, in the fair value.
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

The Company may enter into forward currency exchange contracts to reduce the exposure to foreign currency exchange rate fluctuations of the Company and its Members, as described in Note 2. The fair value of derivative contracts open as of June 30, 2026 and December 31, 2025 is included on the Consolidated Schedules of Investments by contract. The Company had no collateral receivable as of June 30, 2026 and December 31, 2025, respectively, and had $0.3 million and $0.0 million collateral payable as of June 30, 2026 and December 31, 2025, respectively.

For the three months ended June 30, 2026 and June 30, 2025, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $509.5 million and $494.1 million. For the six months ended June 30, 2026 and June 30, 2025, the Company’s average U.S. dollar notional exposure to forward currency exchange contracts was $506.7 million and $500.8 million, respectively.
The following tables present both gross and net information about derivative instruments eligible for offset in the Consolidated Statements of Assets and Liabilities.

June 30, 2026
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral (Received)/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$309	$—	$309	$(280)	$29
City National Bank	—	(5,115)	(5,115)	$—	(5,115)
Macquarie Bank Limited	797	(199)	598	$—	598
Natwest Markets PLC	6,637	(2,476)	4,161	$—	4,161
Total	$7,743	$(7,790)	$(47)	$(280)	$(327)

December 31, 2025
Counterparty	Gross Amount of Assets	Gross Amount of (Liabilities)	Net amounts presented in the Statements of Assets and Liabilities	Collateral (Received)/Pledged(1)	Net Amounts(2)
State Street Bank and Trust Company	$56	$(9)	$47	$—	$47
City National Bank	1,680	(1,306)	374	—	374
Macquarie Bank Limited	5,699	—	5,699	—	5,699
Natwest Markets PLC	10,927	(993)	9,934	—	9,934
Total	$18,362	$(2,308)	$16,054	$—	$16,054
(1)Amount excludes excess cash collateral paid.
(2)Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts, if applicable.

The effect of transactions in derivative instruments on the Consolidated Statements of Operations for the three months ended June 30, 2026 and June 30, 2025 was as follows:

	For the Three Months Ended
	June 30, 2026	June 30, 2025
Realized gain (loss) on foreign currency forward contracts	$1,389	$694
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(4,590)	$36,828
Total net realized gain (loss) and unrealized appreciation (depreciation) on foreign currency forward contracts	$(3,201)	$37,522

The effect of transactions in derivative instruments on the Consolidated Statements of Operations for the six months ended June 30, 2026 and June 30, 2025 was as follows:

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Realized gain (loss) on foreign currency forward contracts	$2,306	$(2,044)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(16,101)	$54,857
Total net realized gain (loss) and unrealized appreciation (depreciation) on foreign currency forward contracts	$(13,795)	$52,813

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
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2026 and December 31, 2025, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	June 30, 2026	December 31, 2025
Unfunded delayed draw commitments	$16,558	$27,456
Unfunded revolving commitments	27,656	28,576
Total unfunded commitments	$44,214	$56,032
As of June 30, 2026, the Company reasonably believes income generated primarily from the proceeds of capital drawdowns of our privately placed capital commitments, cash flows from interest, dividends and fees earned from our investments and principal repayments will provide adequate cover to satisfy all of the unfunded commitments noted above.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026, management is not aware of any pending or threatened material litigation.
Investor Commitments

As of June 30, 2026, the Company had $599.7 million in total capital commitments from investors, $108.2 million of which was undrawn. As of December 31, 2025, the Company had $616.9 million in total capital commitments from investors, $111.3 million of which was undrawn.
Note 9.  Net Assets
Subscriptions and Drawdowns
As of June 30, 2026 and December 31, 2025, the Company had 44,724,135 Shares issued and outstanding with a par value of $0.01 per Share. The Company has entered into subscription agreements with investors providing for the private placement of the Company’s Shares. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their respective capital commitment on an as-needed basis each time the Adviser delivers a drawdown notice to such investors.

The following table summarizes capital activity for the three months ended June 30, 2026:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	44,724,135	$447	$459,283	$9,227	$(10,787)	$1,199	$459,369
Common Shares issued	—	—	—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	7,793	—	—	7,793
Net realized gain (loss)	—	—	—	—	1,229	—	1,229
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(1,087)	(1,087)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(4,590)	(4,590)
Distributions declared	—	—	—	(8,574)	—	—	(8,574)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance, end of period	44,724,135	$447	$459,283	$8,446	$(9,558)	$(4,478)	$454,140

The following table summarizes capital activity for the three months ended June 30, 2025:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	44,724,135	$447	$459,283	$5,443	$(9,775)	$(5,310)	$450,088
Common Shares issued	—	—	—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	8,867	—	—	8,867
Net realized gain (loss)	—	—	—	—	1,500	—	1,500
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(77)	(77)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	36,828	36,828
Distributions declared	—	—	—	(8,944)	—	—	(8,944)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance, end of period	44,724,135	$447	$459,283	$5,366	$(8,275)	$31,441	$488,262

The following table summarizes capital activity for the six months ended June 30, 2026:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	44,724,135	$447	$459,283	$1,693	$(11,655)	$15,895	$465,663
Common Shares issued	—	—	—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	15,327	—	—	15,327
Net realized gain (loss)	—	—	—	—	2,097	—	2,097
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(4,272)	(4,272)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(16,101)	(16,101)
Distributions declared	—	—	—	(8,574)	—	—	(8,574)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance, end of period	44,724,135	$447	$459,283	$8,446	$(9,558)	$(4,478)	$454,140

The following table summarizes capital activity for the six months ended June 30, 2025:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	44,724,135	$447	$459,283	$7,178	$(7,213)	$(23,405)	$436,290
Common Shares issued	—	—	—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	17,684	—	—	17,684
Net realized gain (loss)	—	—	—	—	(1,062)	—	(1,062)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	—	—	(11)	(11)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	54,857	54,857
Distributions declared	—	—	—	(19,496)	—	—	(19,496)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance, end of period	44,724,135	$447	$459,283	$5,366	$(8,275)	$31,441	$488,262

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared for the six months ended June 30, 2026:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
April 28, 2026	April 30, 2026	May 16, 2026	$0.19	$8,574
Total				$8,574

The following table summarizes distributions declared for the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 4, 2025	March 12, 2025	March 14, 2025	$0.23	$10,552
April 28, 2025	April 28, 2025	May 16, 2025	$0.20	$8,944
Total				$19,496

The U.S. federal income tax characterization of distributions declared and paid for the fiscal year will be determined at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full year.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that the Company declared on its common shares during the six months ended June 30, 2026 and June 30, 2025:

	For the Six Months Ended June 30, 2026		For the Six Months Ended June 30, 2025
Source of Distribution	Per Share	Amount	Per Share	Amount
Net investment income	$0.19	$8,574	$0.44	$19,496
Net realized gain	—		—	—
Total	$0.19	$8,574	$0.44	$19,496

Note 10. Financial Highlights

The following are financial highlights for Shares outstanding for the six months ended June 30, 2026 and June 30, 2025.

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Per Share data:(1)
Net asset value, beginning of period	$10.41	$9.76
Net investment income (loss)	0.34	0.40
Net realized and unrealized gains (losses) (2)	(0.41)	1.20
Net increase (decrease) in net assets resulting from operations	(0.07)	1.60
Impact of issuance of Shares		—
Shareholder distributions from income (3)	(0.19)	(0.44)
Net asset value, end of period	$10.15	$10.92

Total Return (4)	2.19%	16.92%

Ratios and supplemental data:
Net assets, end of period	$454,140	$488,262

Portfolio turnover rate(5)	2.46%	5.83%
Ratio of expenses before management and incentive fees to average net assets(6)(7)	0.59%	0.57%
Ratio of expenses after management and incentive fees before waivers to average net assets(6)(7)	2.21%	2.33%
Ratio of expenses after waivers to average net assets(6)(7)	2.21%	2.33%
Net investment income (loss) to average net assets before waivers(6)(7)	6.67%	7.80%
Net investment income (loss) to average net assets after waivers(6)(7)	6.67%	7.80%
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
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming distributions are reinvested on the effects of the performance of the Company during the period) divided by the beginning NAV per share. Total return has not been annualized.
(5)Portfolio turnover rate is calculated using the lesser of year-to-date sales and year-to-date purchases over the average of the investments assets at fair value for the period reported.
(6)Annualized for periods less than one full year.
(7)The Adviser has agreed to waive income incentive fee in accordance with the annual Operating Expense Cap overage.
Note 11. Subsequent Events

The Company’s management has evaluated subsequent events through the date of issuance of these financial statements. Other than as disclosed below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2026.
On August 4, 2026, the Company declared a total distribution of $0.30 per Share, all of which is payable on or around August 19, 2026 to Members of record as of August 4, 2026.

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
Revenues

We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. As of June 30, 2026, 99.7% of our debt investments based on fair value in our portfolio were at floating rates. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

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
Portfolio and Investment Activity
As of June 30, 2026 and December 31, 2025, based on fair value, our portfolio consisted of 98.8% and 98.6% first lien debt investments, respectively, 1.2% and 1.4% second lien debt investments, respectively, and 0.0% and 0.0% preferred equity investments, respectively.

As of June 30, 2026 and December 31, 2025, we had investments in 95 and 84 portfolio companies with an aggregate fair value of approximately $424.2 million and $421.2 million, respectively.
Our investment activity for the three months ended June 30, 2026 and June 30, 2025 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Three Months Ended
	June 30, 2026	June 30, 2025
Total investments, beginning of period	$424,977	$425,249
New investments purchased(1)	9,186	16,144
Net accretion of discount on investments	241	378
Net realized gain (loss) on investments	(6)	13
Investments sold or repaid	(5,788)	(14,205)
Total investments, end of period	$428,610	$427,579
(1) Purchases include PIK interest, if applicable.
Our investment activity for the six months ended June 30, 2026 and June 30, 2025 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Total investments, beginning of period	$421,396	$420,729
New investments purchased(1)	17,142	31,405
Net accretion of discount on investments	477	749
Net realized gain (loss) on investments	3	27
Investments sold or repaid	(10,408)	(25,331)
Total investments, end of period	$428,610	$427,579

The following table presents certain selected information regarding our investment portfolio:

	As of
	June 30, 2026	December 31, 2025
Weighted average yield on debt and income producing investments, at amortized cost (1)	9.5%	9.7%
Weighted average yield on debt and income producing investments, at fair value (1)	9.6%	9.7%
Number of portfolio companies	95	84
Weighted average EBITDA (2)	$267.9	$264.6
Average loan-to-value (LTV) (3)	43.0%	43.1%
Percentage of debt investments bearing a floating rate, at fair value	99.7%	99.6%
Percentage of debt investments bearing a fixed rate, at fair value	0.3%	0.4%
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
Our investments consisted of the following:

	As of
	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First Lien Debt	$422,297	$419,108	$415,096	$415,252
Second Lien Debt	6,205	4,966	6,192	5,877
Preferred Equity	108	105	108	108
Total Investments	$428,610	$424,179	$421,396	$421,237
As of June 30, 2026, there was one investment on non-accrual status with a $5.2 million cost and $2.8 million fair value. As of December 31, 2025, there were no loans placed on non-accrual status.
The tables below describe investments by industry composition based on fair value as of June 30, 2026 and December 31, 2025:

June 30, 2026
Services: Business	20.3%
High Tech	12.7%
Healthcare, Education and Childcare	11.7%
Capital Equipment	7.0%
Finance	5.8%
Media: Diversified & Production	5.3%
Consumer Goods: Durable	4.8%
Services: Consumer	4.2%
Insurance	4.1%
Chemicals, Plastics and Rubber	3.6%
Automobile	3.6%
Aerospace and Defense	3.4%
Printing and Publishing	3.3%
Construction & Building	2.7%
Retail Stores	1.7%
Buildings and Real Estate	1.6%
Healthcare & Pharmaceuticals	1.3%
Containers, Packaging and Glass	1.0%
Ecological	0.9%
Banking	0.7%
Utilities: Water	0.3%
Total	100.0%

December 31, 2025
Services: Business	20.0%
High Tech	12.8%
Healthcare, Education and Childcare	12.7%
Capital Equipment	7.1%
Finance	6.5%
Media: Diversified & Production	5.4%
Consumer Goods: Durable	4.8%
Insurance	4.4%
Services: Consumer	4.2%
Chemicals, Plastics and Rubber	4.0%
Automobile	3.7%
Aerospace and Defense	3.4%
Printing and Publishing	3.3%
Construction & Building	2.4%
Retail Stores	1.7%
Buildings and Real Estate	1.6%
Containers, Packaging and Glass	1.0%
Ecological	0.8%
Utilities: Water	0.2%
Total	100%

The tables below describe investments by geographic composition based on fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$395,734	$390,806	92.1%	86.0%
United Kingdom	13,444	13,482	3.2%	3.0%
Germany	12,658	13,161	3.1%	2.9%
Canada	6,774	6,730	1.6%	1.5%
Total	$428,610	$424,179	100.0%	93.4%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$388,433	$387,169	91.9%	83.2%
United Kingdom	13,484	13,501	3.2%	2.9%
Germany	12,644	13,554	3.2%	2.9%
Canada	6,835	7,013	1.7%	1.5%
Total	$421,396	$421,237	100.0%	90.5%
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

The below table summarizes the Risk Ratings as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Risk Rating 1	$41,490	9.8%	$42,549	10.1%
Risk Rating 2	314,611	74.1%	334,306	79.4%
Risk Rating 3	65,543	15.5%	44,382	10.5%
Risk Rating 4	—	—	—	—
Risk Rating 5	2,535	0.6%	—	—
Total investments	$424,179	100.0%	$421,237	100.0%
The weighted average Risk Rating of our debt investment portfolio was 2.07 and 2.00 as of June 30, 2026 and December 31, 2025, respectively. There was one debt investment assigned a Risk Rating of 4 or 5 as of June 30, 2026 and no debt investments assigned a Risk Rating of 4 or 5 as of December 31, 2025.

Results of Operations
The following table represents the operating results:

	For the Three Months Ended
	June 30, 2026	June 30, 2025
Total investment income	$10,201	$11,481
Net expenses	2,408	2,614
Net investment income (loss)	7,793	8,867
Net realized gain (loss)	1,229	1,500
Net unrealized appreciation (depreciation)	(5,677)	36,751
Net increase (decrease) in net assets resulting from operations	$3,345	$47,118

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Total investment income	$20,399	$22,958
Net expenses	5,072	5,274
Net investment income (loss)	15,327	17,684
Net realized gain (loss)	2,097	(1,062)
Net unrealized appreciation (depreciation)	(20,373)	54,846
Net increase (decrease) in net assets resulting from operations	$(2,949)	$71,468
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income
Investment income was as follows:

	For the Three Months Ended
	June 30, 2026	June 30, 2025
Interest income	$10,110	$11,305
Other income	91	176
Total investment income	$10,201	$11,481

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Interest income	$20,218	$22,590
Other income	181	368
Total investment income	$20,399	$22,958

For the three months ended June 30, 2026 and June 30, 2025, total investment income was approximately $10.2 million and $11.5 million, respectively. For the six months ended June 30, 2026 and June 30, 2025, total investment income was approximately $20.4 million and $23.0 million, respectively. The size of our investment portfolio at fair value as of June 30, 2026 and as of June 30, 2025 was approximately $424.2 million and $430.3 million, respectively. Our weighted average yield on debt and income producing investments at fair value as of June 30, 2026 and as of June 30, 2025, was 9.6% and 10.2%, respectively, which is also the total weighted average yield on total investments.

For the six months ended June 30, 2026, the Company recognized $49 of non-recurring revenue from accelerated original issue discount and miscellaneous fees.
Expenses
Expenses were as follows:

	For the Three Months Ended
	June 30, 2026	June 30, 2025
Management fees	$749	$751
Income incentive fee	1,112	1,267
Professional fees	301	266
Board of Managers fees	53	52
Administrative services expenses	117	59
Other general & administrative	76	219
Total expenses before taxes	2,408	2,614
Incentive fee waiver	—	—
Excise tax	—	—
Total expenses	$2,408	$2,614

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Management fees	$1,513	$1,465
Income incentive fee	2,200	2,526
Professional fees	560	498
Board of Managers fees	105	104
Administrative services expenses	236	218
Other general & administrative	426	463
Total expenses before taxes	5,040	5,274
Incentive fee waiver	—	—
Excise tax	32	—
Total expenses	$5,072	$5,274

Management Fees
For the three months ended June 30, 2026 and June 30, 2025, management fees were approximately $0.7 million and $0.8 million, respectively. For the six months ended June 30, 2026 and June 30, 2025, management fees were approximately $1.5 million and $1.5 million, respectively. As of June 30, 2026 and December 31, 2025, $0.7 million and $0.8 million, respectively, remained payable. Management fees are payable monthly in arrears at an annual rate of 0.65% of the value of our net assets as of the beginning of the first calendar day of the applicable month.

Income Based Incentive Fees

For the three months ended June 30, 2026 and June 30, 2025, income based incentive fees were approximately $1.1 million and $1.3 million, respectively, before incentive fees waivers. For the three months ended June 30, 2026 and

June 30, 2025, the Adviser did not waive any income incentive fees in accordance with the annual Operating Expense Cap (as defined in Note 2).

For the six months ended June 30, 2026 and June 30, 2025, income based incentive fees were approximately $2.2 million and $2.5 million, respectively, before incentive fees waivers. For the six months ended June 30, 2026 and June 30, 2025, the Adviser did not waive any income incentive fees in accordance with the annual Operating Expense Cap (as defined in Note 2). As of June 30, 2026 and December 31, 2025, approximately $2.2 million and $4.4 million, respectively, of income based incentive fees remained payable.
Capital Gains Incentive Fees
For the three and six months ended June 30, 2026 and June 30, 2025, the Company incurred no capital gains incentive fees. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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

Total other expenses were approximately $0.5 million and $0.6 million, for the three months ended June 30, 2026 and June 30, 2025, respectively, primarily comprised of approximately $0.3 million and $0.3 million of professional fees (including legal, audit, and tax) and approximately $0.1 million and $0.2 million of other general and administrative expenses (including insurance, research, and other allocated costs), respectively.

Total other expenses were approximately $1.3 million and $1.3 million, for the six months ended June 30, 2026 and June 30, 2025, respectively, primarily comprised of approximately $0.6 million and $0.5 million of professional fees (including legal, audit, and tax) and approximately $0.4 million and $0.5 million of other general and administrative expenses (including insurance, research, and other allocated costs), respectively.
Under the terms of the Administration Agreement and the Advisory Agreement, we reimburse the Administrator and Adviser, respectively, for services performed for us. In addition, pursuant to the terms of these agreements, the Administrator and Adviser may delegate its obligations under these agreements to an affiliate or to a third party and we reimburse the Administrator and Adviser for any services performed for us by such affiliate or third party. For the three months ended June 30, 2026 and June 30, 2025, the Administrator charged $0.1 million and $0.1 million, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement. For the six months ended June 30, 2026 and June 30, 2025, the Administrator charged $0.2 million and $0.3 million, respectively, for certain costs and expenses allocable to the Company under the terms of the Administration Agreement.
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

For the three months ended June 30, 2026, we did not incur U.S. federal excise tax. For the three months ended June 30, 2025, we did not incur U.S. federal excise tax. For the six months ended June 30, 2026, we incurred $0.03 million of U.S. federal excise tax. For the six months ended June 30, 2025, we did not incur U.S. federal excise tax.
Net Realized Gain (Loss)
The realized gains and losses were comprised of the following:

	For the Three Months Ended
	June 30, 2026	June 30, 2025
Net realized gain (loss) on investments	$(6)	$13
Net realized gain (loss) on foreign currency transactions	(154)	793
Net realized gain (loss) on foreign currency forward contracts	1,389	694
Net realized gain (loss)	$1,229	$1,500

For the three months ended June 30, 2026, we generated a $1.2 million net realized gain which was primarily comprised of realized activity on foreign currency forward contracts. For the three months ended June 30, 2025, we generated a net realized gain of approximately $1.5 million, which was primarily comprised of realized activity on foreign currency forward contracts. For the three months ended June 30, 2026 and June 30, 2025, the net realized movement on foreign currency forward contracts was mainly due to EUR forward contracts.

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Net realized gain (loss) on investments	$3	$27
Net realized gain (loss) on foreign currency transactions	(212)	955
Net realized gain (loss) on foreign currency forward contracts	2,306	(2,044)
Net realized gain (loss)	$2,097	$(1,062)

For the six months ended June 30, 2026, we generated a $2.1 million net realized gain which was primarily comprised of realized activity on foreign currency forward contracts. For the six months ended June 30, 2025, we generated a net realized loss of approximately $1.1 million, which was primarily comprised of realized activity on foreign currency forward contracts. For the six months ended June 30, 2026 and June 30, 2025, the net realized movement on foreign currency forward contracts was mainly due to EUR forward contracts.

Net Change in Unrealized Appreciation (Depreciation)
Net change in unrealized appreciation (depreciation) was comprised of the following:

	For the Three Months Ended
	June 30, 2026	June 30, 2025
Net change in unrealized appreciation (depreciation) on investments	$(1,087)	$(77)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(4,590)	36,828
Net change in unrealized appreciation (depreciation)	$(5,677)	$36,751

For the three months ended June 30, 2026, net unrealized depreciation was driven by unrealized depreciation on foreign currency forward contracts of $4.6 million and unrealized depreciation on investments of $1.1 million mainly driven by negative valuation adjustments. For the three months ended June 30, 2025, net unrealized appreciation was driven mainly by unrealized appreciation on foreign currency forward contracts.

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Net change in unrealized appreciation (depreciation) on investments	$(4,272)	$(11)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(16,101)	54,857
Net change in unrealized appreciation (depreciation)	$(20,373)	$54,846
For the six months ended June 30, 2026, net unrealized depreciation was driven by unrealized depreciation on foreign currency forward contracts of $16.1 million and unrealized depreciation on investments of $4.3 million mainly driven by negative valuation adjustments. For the six months ended June 30, 2025, net unrealized appreciation was driven mainly by unrealized appreciation on foreign currency forward contracts.
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
There were no outstanding borrowings as of June 30, 2026 and December 31, 2025. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

As of June 30, 2026, cash taken together with our uncalled capital commitments of $108.2 million, is expected to be sufficient for our investing activities and to conduct our operations.

As of June 30, 2026, we had approximately $31.2 million in cash. During the six months ended June 30, 2026, we provided approximately $8.8 million in cash for operating activities, primarily due to unrealized depreciation on foreign currency forward contracts of $16.1 million and proceeds from sales and principal repayments of $10.4 million, offset by a decrease of $2.9 million in net assets resulting from operations and investment purchases of $16.4 million. Cash used in financing activities was approximately $20.0 million during the six months ended June 30, 2026, which was primarily due to $19.8 million of distributions paid.
As of June 30, 2025, we had approximately $28.4 million in cash. During the six months ended June 30, 2025, we used approximately $4.7 million in cash for operating activities, primarily due to investment purchases of $30.6 million partially offset by sales and principal repayments of $25.3 million. Cash provided by financing activities was approximately $18.5 million during the six months ended June 30, 2025, which was primarily due to $19.5 million of distributions paid.

Equity
Subscriptions and Drawdowns

As of June 30, 2026 and June 30, 2025, we had 44,724,135 of Shares issued and outstanding with a par value of $0.01 per Share.
We have entered into subscription agreements with investors providing for the private placement of our Shares. Under the terms of the subscription agreements, each investor is required to fund drawdowns to purchase our Shares up to the amount of their respective Capital Commitment on an as-needed basis each time our Adviser delivers a capital call notice to such investor.

The following table summarizes capital activity during the three months ended June 30, 2026 :

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	44,724,135	$447	$459,283	$9,227	$(10,787)	$1,199	$459,369
Common Shares issued	—		—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	7,793	—	—	7,793
Net realized gain (loss)	—	—	—	—	1,229	—	1,229
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(1,087)	(1,087)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(4,590)	(4,590)
Distributions declared	—	—	—	(8,574)	—	—	(8,574)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance, end of period	44,724,135	$447	$459,283	$8,446	$(9,558)	$(4,478)	$454,140
The following table summarizes capital activity during the three months ended June 30, 2025:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	44,724,135	$447	$459,283	$5,443	$(9,775)	$(5,310)	$450,088
Common Shares issued	—	—	—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	8,867	—	—	8,867
Net realized gain (loss)	—	—	—	—	1,500	—	1,500
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(77)	(77)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	36,828	36,828
Distributions declared	—	—	—	(8,944)	—	—	(8,944)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance, end of period	44,724,135	$447	$459,283	$5,366	$(8,275)	$31,441	$488,262

The following table summarizes capital activity during the six months ended June 30, 2026 :

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	44,724,135	$447	$459,283	$1,693	$(11,655)	$15,895	$465,663
Common Shares issued	—	—	—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	15,327	—	—	15,327
Net realized gain (loss)	—	—	—	—	2,097	—	2,097
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(4,272)	(4,272)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	(16,101)	(16,101)
Distributions declared	—	—	—	(8,574)	—	—	(8,574)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance, end of period	44,724,135	$447	$459,283	$8,446	$(9,558)	$(4,478)	$454,140

The following table summarizes capital activity during the six months ended June 30, 2025:

	Shares		Capital in Excess of Par Value	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)
	Shares	Amount					Total Net Assets
Balance, beginning of period	44,724,135	$447	$459,283	$7,178	$(7,213)	$(23,405)	$436,290
Common Shares issued	—	—	—	—	—	—	—
Distribution reinvestment	—	—	—	—	—	—	—
Repurchase of Shares	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	17,684	—	—	17,684
Net realized gain (loss)	—	—	—	—	(1,062)	—	(1,062)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(11)	(11)
Net change in unrealized currency gain (losses) on non-investment assets and liabilities	—	—	—	—	—	54,857	54,857
Distributions declared	—	—	—	(19,496)	—	—	(19,496)
Tax reclassification of shareholders' equity in accordance with GAAP	—	—	—	—	—	—	—
Balance, end of period	44,724,135	$447	$459,283	$5,366	$(8,275)	$31,441	$488,262

Distributions

We expect to pay quarterly distributions. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

The Company’s distributions are recorded on the record date. The following table summarizes distributions declared for the six months ended June 30, 2026:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
April 28, 2026	April 30, 2026	May 16, 2026	$0.19	$8,574
Total				$8,574

The following table summarizes distributions declared during the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distributions
March 4, 2025	March 12, 2025	March 14, 2025	$0.23	$10,552
April 28, 2025	April 28, 2025	May 16, 2025	$0.20	$8,944
Total				$19,496

Off-Balance Sheet Arrangements
Portfolio Company Commitments

Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2026 and December 31, 2025, the Company had the following unfunded delayed draw term loans and revolvers:

	Par Value as of
	June 30, 2026	December 31, 2025
Unfunded delayed draw commitments	$16,558	$27,456
Unfunded revolving commitments	27,656	28,576
Total unfunded commitments	$44,214	$56,032
Investor Commitments
As of June 30, 2026, the Company had $599.7 million in total capital commitments from investors, $108.2 million of which was undrawn. As of December 31, 2025, the Company had $616.9 million in total capital commitments from investors, $111.3 million of which was undrawn.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2026, management was not aware of any pending or threatened litigation.
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
Recent Developments

On August 4, 2026, the Company declared a total distribution of $0.30 per Share, all of which is payable on or around August 19, 2026 to Members of record as of August 4, 2026.

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
As of June 30, 2026, 99.7% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	June 30, 2026
Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$13,494	$—	$13,494
Up 200 basis points	$8,996	$—	$8,996
Up 100 basis points	$4,498	$—	$4,498
Down 100 basis points	$(4,493)	$—	$(4,493)
Down 200 basis points	$(8,975)	$—	$(8,975)
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

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026, management is not aware of any pending or threatened material litigation.
Item 1A.    Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2026 to the risk factors set forth in “Item 1A Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Sales of Unregistered Securities and Use of Proceeds

Refer to “Item 1. Financial Statements—Notes to the Financial Statements—Note 9. Net Assets—Subscriptions and Drawdowns” in this Quarterly Report for the issuance of our Shares for the six months ended June 30, 2026 and proceeds received in connection with such issuances. Such issuances, if any, were part of our private offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.    Defaults Upon Senior Securities

None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5. Other Information

During the fiscal quarter ended June 30, 2026, none of the Board members or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

OHA SENIOR PRIVATE LENDING FUND (U) LLC

Date: August 14, 2026	/s/ Eric Muller
Eric Muller
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2026	/s/ Amaka Dike
Amaka Dike
Chief Financial Officer (Principal Financial Officer)